Form 10QSB
period 2007-09-30
TOMBSTONE CARDS, INC.
filed 2007-11-14
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2007

                                       OR

[  ]     TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       Commission file number : 333-138184

                              TOMBSTONE CARDS, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                  51-0541963
             --------                                  ----------
    (State or other jurisdiction of                    (I.R.S. employer
      incorporation or organization)                   identification number)

                         2400 Central Avenue, Suite # G
                                Boulder, CO 80301
                        --------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (303) 684-6644

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 13, 2007 there were 3,230,000 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format          Yes __   No X



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Condensed Balance Sheet at September 30, 2007                                     F-1

         CondensedStatements of Operations  for the nine months ended  September
                  30, 2007 and 2006,  for the three moths  ended  September  30,
                  2007 and 2006, and for the period from
                  April 29, 2005 (Inception) through September 30, 2007                    F-2

         CondensedStatement  of Changes in  Stockholders'  Equity for the period from April 29, 2005 (Inception) through
                  September 30, 2007                                                       F-3

         CondensedStatements  of Cash Flows for the nine months ended  September
                  30, 2007 and 2006 and for the period from
                  April 29, 2005 (Inception) through September 30, 2007                    F-4

         Notes to the Condensed Financial Statements                                       F-5

Item 2.  Management's Discussion and Analysis                                               1

Item 3. Controls and Procedures                                                             3

Item 3(A)T.  Controls and Procedures                                                        3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4
            - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               4

Item 5.  Other Information - Not Applicable                                                 4

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Forward-Looking Statements
We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as "may," "should," "plan," "intend," "potential," "continue," "believe," "expect," "predict," "anticipate" and "estimate," the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

          Criminal procedure court rulings regarding right to privacy;

          General economic and business conditions in the United States;

          Defects in products could result in litigation and other significant costs; and

          Other factors detailed in our filings with the Securities and Exchange Commission.

The  forward-looking  statements  are  based  on our  beliefs,  assumptions  and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors detailed in our filings with the Securities and Exchange Commission, not all of which are known to us. Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We will update this report only to the extent required under applicable securities laws. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.


                                     TOMBSTONE CARDS, INC.
                                 (A Development Stage Company)
                                         Balance Sheet
                                       September 30, 2007
                                          (Unaudited)


                                             Assets

Current assets
    Cash and cash equivalents.................................................$       408,209
    Accounts receivable, net..................................................          5,974
    Inventory, at cost........................................................         10,164
    Prepaid expenses..........................................................          1,066
                                                                           ---------------------
               Total current assets............................................       425,413
    Equipment, net of accumulated depreciation of $2,963.......................        44,236
                                                                           ---------------------

               Total assets....................................................$      469,649
                                                                           =====================

                                Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities...................................$        3,615
    Current portion - capital lease obligation.................................         1,992
                                                                           ---------------------

               Total current liabilities.......................................         5,607

Capital lease obligation, less current portion.................................         4,776
                                                                           ---------------------

               Total liabilities...............................................        10,383
                                                                           ---------------------

Shareholders' equity
    Common stock...............................................................       816,305
    Additional paid-in capital.................................................        48,450
    Deficit accumulated during development stage...............................      (405,489)
                                                                           ---------------------

               Total shareholders' equity......................................       459,266
                                                                           ---------------------

               Total liabilities and shareholders' equity......................$      469,649
                                                                           =====================

                         See accompanying notes to financial statements


                                             TOMBSTONE CARDS, INC.
                                         (A Development Stage Company)
                                            Statement of Operations
                                                  (Unaudited)

                                                                                                                   il 29, 2005
                                                         For the Nine                       For the Three          (Inception)
                                                          Months Ended                      Months Ended             Through
                                                          September 30,                     September 30,          September 30,
                                                  ------------------------------  -----------------------------
                                                     2007            2006            2007           2006              2007
                                                  --------------  --------------  --------------  -------------  -------------

Sales...........................................$      16,510   $         --     $      11,461   $        --     $     16,510
Cost of sales....................................       9,397             --             5,809            --            9,397
                                                  --------------  --------------  --------------  -------------  -------------
    Gross profit.................................       7,113             --             5,652            --            7,113
Expenses
    Contributed services by founders.............         --           10,000             --              --           20,000
    Selling, general and administrative expenses.     243,613          85,964          100,427         66,809         423,071
                                                  --------------  --------------  --------------  -------------  -------------

               Loss from operations..............    (236,500)        (95,964)         (94,775)       (66,809)       (435,958)
Other income
    Interest income..............................      17,996           5,318            5,173          4,868          30,469
                                                  --------------  --------------  --------------  -------------  -------------

               Loss before income taxes..........    (218,504)        (90,646)         (89,602)       (61,941)       (405,489)

Income tax provision.............................         --              --               --              --              --
                                                  --------------  --------------  --------------  -------------  -------------

               Net loss.........................$    (218,504) $      (90,646) $       (89,602) $     (61,941) $     (405,489)
                                                  ==============  ==============  ==============  =============  =============

Basic and diluted loss per share................$       (0.07) $        (0.05) $         (0.03) $       (0.02)
                                                  ==============  ==============  ==============  =============

Basic and diluted weighted average
    common shares outstanding...................    3,230,000       1,845,111        3,230,000      3,155,000
                                                  ==============  ==============  ==============  =============

                         See accompanying notes to financial statements


                                     TOMBSTONE CARDS, INC.
                                 (A Development Stage Company)
                          Statement of Changes in Shareholders' Equity
                                          (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                          Additional       During
                                                              Common Stock                 Paid-in      Development
                                                   -----------------------------------
                                                       Shares             Amount           Capital         Stage          Total
                                                   ----------------   ----------------   -----------  ------------  ----------------

Balance at  April 29, 2005  (inception)............          --      $           --      $      --     $       --     $         --

    July and August 2005, sale of common
      stock at $0.01 per share, net of $3,000
      in offering costs............................    1,500,000             12,000             --             --            12,000
    Contributed services by founders...............          --                  --          10,000            --            10,000
    Net loss.......................................          --                  --             --        (18,252)          (18,252)
                                                   ----------------   ----------------   -----------  ------------  ----------------

Balance at December 31, 2005.......................    1,500,000             12,000          10,000       (18,252)            3,748
    April through September 2006, sale of common
      stock at $0.50 per share, net of $60,695
      offering costs...............................    1,730,000            804,305           --              --            804,305
    May 2006, stock options granted................          --                  --           4,800           --              4,800
    August 2006, stock options and warrants vested.          --                  --           9,025           --              9,025
    Contributed services by founders...............          --                  --          10,000           --             10,000
    Net loss.......................................          --                  --             --       (168,733)         (168,733)
                                                   ----------------   ----------------   -----------  ------------  ----------------

Balance at December 31, 2006.......................    3,230,000            816,305          33,825      (186,985)          663,145
    Stock options and warrants vested..............          --                  --          14,625           --             14,625
    Net loss.......................................          --                  --             --       (218,504)         (218,504)
                                                   ----------------   ----------------   -----------  ------------  ----------------

Balance at September 30, 2007......................    3,230,000   $        816,305   $      48,450   $  (405,489) $        459,266
                                                   ================   ================   ===========  ============  ================


                         See accompanying notes to financial statements
                                              F-3


                                             TOMBSTONE CARDS, INC.
                                         (A Development Stage Company)
                                            Statements of Cash Flows
                                                  (Unaudited)

                                                                                                           April 29, 2005
                                                                            For the Nine                     (Inception)
                                                                            Months Ended                       Through
                                                                            September 30,                    September 30,
                                                                ---------------------------------------
                                                                      2007                 2006                 2007
                                                                -----------------   -------------------  --------------------
Cash flows from operating activities:
               Net cash flows used in
                 operating activities                           $     (202,946)     $        (81,488)    $        (367,665)
                                                                -----------------   -------------------  --------------------

Cash flows from investing activities:
    Purchase of property and equipment                                 (23,245)               (1,580)              (40,431)
                                                                -----------------   -------------------  --------------------
               Net cash flows used in
                 investing activities                                  (23,245)               (1,580)              (40,431)
                                                                -----------------   -------------------  --------------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                    --                 865,000               880,000
    Payments for stock offering costs                                     --                 (60,695)              (63,695)
                                                                -----------------   -------------------  --------------------
               Net cash flows provided by
                 financing activities                                     --                 804,305               816,305
                                                                -----------------   -------------------  --------------------


                 cash equivalents                                     (226,191)              721,237               408,209

Cash and cash equivalents:
    Beginning of period                                                634,400                 6,286                  --
                                                                -----------------   -------------------  --------------------

    End of period                                             $        408,209   $           727,523   $           408,209
                                                                =================   ===================  ====================

Supplemental disclosure of cash flow information:
  Cash paid during the period
    for:
      Income taxes                                            $           --     $              --     $              --
                                                                =================   ===================  ====================
      Interest                                                $           --     $              --     $              --
                                                                =================   ===================  ====================

    Noncash investing and financing transactions:
      Equipment acquired under capital lease                  $          6,768   $              --     $             6,768
                                                                =================   ===================  ====================



                        See accompanying notes to finanical statements.

                              TOMBSTONE CARDS, INC.
                          (A Development Stage Company)
                     Note to Condensed Financial Statements
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the nine and three months ended September 30, 2007 and 2006 and for the period from April 29, 2005 (Inception) to September 30, 2007, and cash flows for the nine months ended September 30, 2007 and for the period from April 29, 2005 (Inception) to September 30, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form SB-2 for the year ended December 31, 2006. There have been no updates or changes to our audited financial statements for the year ended December 31, 2006.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the nine and three month ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2: Inventories
-------------------

At September 30, 2007 inventory consisted of:

Raw Materials                                 $          10,164
                                              =================


Note 3: Shareholders' Equity
----------------------------

The Company has granted to a contractor options to purchase shares of the Company's common stock which vested on August 2007. Compensation expense related to these unvested awards of $14,625 has been recorded in the nine-month period ended September 30, 2007.

Note 4: Capital Lease Obligation
--------------------------------

In September 2007, the Company entered into a capital lease agreement to acquire certain office equipment. The net book value of the leased property at September 30, 2007 was $6,768, net accumulated depreciation of $-0-.

Future aggregate minimum lease payments under the capital leases as of September 30, 2007 are as follows:

     2007..............................$              678
     2008..............................             2,697
     2009..............................             2,697
     2010..............................             2,023
                                         -----------------
                                                    8,095
     Less:  Interest portion...........            (1,327)
                                         -----------------
                                       $            6,768
                                         =================



Note 5: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved; therefore the net benefit and expense resulted in $-0- income taxes.

Item 2.  Management's Discussion and Analysis

         Certain statements contained in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

Plan of Operation
-----------------

Tombstone Cards, Inc. sells and markets personalized decks of playing cards using an online graphic tool that allows the purchaser to design the cards and then the Company handles the printing, production and shipping of the cards. We are currently offering a single product, but with a number of customization options for the consumer and business markets. Our products provides customers the ability to make personal statements about themselves, design unique gifts, and advertise their business with an item that is both "cool" and "fun" in addition to the cards being an ancillary product that can generate revenues for them.

At September 30, 2007, we had cash on hand, of $408,209, which we believe will be adequate for it to be competitive in the areas in which it intends to operate although we will need to raise additional funds in order to fully implement our business plan. We intend to use our cash funds to continue to support operations. During the next six months, we will continually analyze customer purchases, focusing on the use of our pre-designed templates that allow a high level of customization. Based on these observations we will add to our library of templates, adding more choices to the most popular areas, making alterations in or eliminating templates for low sellers.

In the continuance of our business operations we do not intend to purchase or sale any significant assets and we do not expect a significant change in the number of employees.

We will attempt to raise additional funds over the next 12 months through exercise of existing warrants and options or through private placements; however, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Our continued operations therefore will depend upon our ability to increase revenues and/or raise additional funds through exercise of warrants/options, bank borrowings, equity or debt financing. While we have been successful in raising funds to date, there is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease its activities.

Results of Operations
---------------------

The Nine  Months  Ended  September  30, 2007  Compared to the Nine Months  Ended
--------------------------------------------------------------------------------
September 30, 2006
------------------

During the nine months ended September 30, 2007, we recognized revenues of $16,510 from the sale of our customized playing cards. We did not recognize any sales during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, we recognized a cost of sales of $9,397 compared to $0 in the nine months ended September 30, 2006. Cost of sales includes printing costs of $8,228 and shipping costs of $1,169. During the nine months ended September 30, 2007, we recognized a gross profit of $7,113.

During the nine months ended September 30, 2007, we had general and administrative expenses of $243,613 compared to $85,964 for the nine months ended September 30, 2006. The increase of $157,649 was due primarily to the increase in professional fees, wages and salaries, consulting fees and other expenses incurred with the opening of new offices and our registering to become a publicly traded company.

During the nine months ending September 30, 2007, we recognized a net loss of $218,504 compared to a net loss for the nine months ending September 30, 2006 of $90,646. The increase of $127,858 was due to the $157,649 increase in general and administrative expenses and offset by the $16,510 in revenue discussed above.

The Three Months  Ended  September  30, 2007  Compared to the Three Months Ended
--------------------------------------------------------------------------------
September 30, 2006
------------------

During the three months ending September 30, 2007, we have recognized revenues in the amount of $11,461. During the three months ended September 30, 2006, we did not recognize any revenues.

During the three months ended September 30, 2007, we recognized a cost of sales of $5,809 compared to $0 in the three months ended September 30, 2006. Cost of sales during the three months ended September 30, 2007 consisted solely of printing costs of $5,809. During the three months ended September 30, 2007, we recognized a gross profit of $5,652.

During the three months ended September 30, 2007, general and administrative expenses totaled $100,427 compared to $66,809 for the three months ending September 30, 2006. The increase of $33,618 was due to the increase in operational and administrative activities discussed above.

During the three months ended September 30, 2007, we recognized a net loss of $89,602 compared to net loss of $61,941 for the three months ending September 30th, 2006.

Liquidity and Capital Resources
-------------------------------

At September 30, 2007, we had total assets of $469,649. As of September 30, 2007, we had current assets in the amount of $425,413, consisting of cash of $408,209, inventory of 10,164 accounts receivable of $5,974 and prepaid expenses of $1,066. At September 30, 2007, we had total liabilities of $10,383, consisting of accounts payable of $3,615 and a capital lease obligation $6,768 ($1,992 is current).

On October 9, 2007, we granted options to purchase 380,000 shares of common stock to individuals/entities engaged to provide consulting services to the

Company. Subsequently, on November 1, 2007, we have cancelled 100,000 of these options. The options have an exercise price of $0.75 per share and the terms are subject to the 2006 Tombstone Cards, Inc. Stock Option Plan. The options are fully vested. We intend to expense these options using the Black-Scholes Method during the quarter ended December 31, 2007.


ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

The management of the Company has evaluated the effectiveness of the Issuer's disclosure controls and procedures as of the end of the period of the report dated September 30, 2007 and have concluded that the disclosure controls, internal controls, and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b. Changes in Internal Control over Financial Reporting

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

ITEM 3(A)T.  CONTROLS AND PROCEDURES

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  EXHIBITS
         Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

                  Exhibit 32.1 Certification of Principal Executive Officer
                                  pursuant to Section 906 of the Sarbanes-Oxley Act

                  Exhibit 32.2 Certification of Principal Financial Officer
                                  pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TOMBSTONE CARDS, INC.


Date: November 13, 2007                     By:   /s/ John N. Harris
                                                  ------------------------------
                                                  John N. Harris
                                                  Principal Executive Officer,
                                                  President, and Chief Executive
                                                  Officer