Form 10KSB
period 2007-12-31
TOMBSTONE CARDS, INC.
filed 2008-03-25
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 333-138184

                              TOMBSTONE CARDS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                   COLORADO                                 51-0541963
         (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


                 2400 Central Avenue, Suite G, Boulder, CO 80301

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 684-6644


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The Registrant's revenues for its fiscal year ended December 31, 2007 were $43,759.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 24, 2008 was approximately $0, due to the fact that while our common stock is listed on the over-the-counter bulletin board, the shares have not traded, since their listing. As of March 24, 2008, there were 3,230,000 shares issued and outstanding, of which 2,205,000 shares were held by non-affiliates.

          Transitional Small Business Disclosure Format. Yes [ ] No [X]

                              TOMBSTONE CARDS, INC.
                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

 ITEM                               DESCRIPTION                             PAGE

Part I.

Item 1.    Description of Business                                             3

Item 2.    Description of Properties                                           8

Item 3.    Legal Proceedings                                                   8

Item 4.    Submission of Matters to a Vote of Security Holders                 8

Part II.

Item 5.    Market for Common Equity and Related Stockholder Matters            9

Item 6.    Management's Discussion and Analysis of Financial Condition or     11
           Plan of Operation

Item 7.    Financial Statements                                               20

Item 8.    Changes in and  Disagreements  With Accountants on Accounting and  21

Item 8a.   Controls and Procedures.                                           21

Part III.

Item 9.    Directors,  Executive  Officers,  Promoters and Control  Persons:  22

Item 10.   Executive Compensation                                             24

Item 11.   Security Ownership of Certain Beneficial Owners and Management     26

Item 12.   Certain Relationships and Related Transactions                     26

Part IV.

Item 13.   Exhibits.                                                          27

Item 14.   Principal Accountant Fees and Services.                            30

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Tombstone Cards, Inc., ("Tombstone" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 15 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY OF TOMBSTONE CARDS, INC.

Tombstone Cards, Inc. was incorporated on April 29, 2005, in the state of Colorado, as Stack the Deck, Inc. On November 1, 2005, we changed our name to Tombstone Cards, Inc. Our Corporate offices are located at 2400 Central Avenue, Suite G, Boulder, Colorado and our phone number is 303-684-6644. We maintain a website at www.tombstonecards.com , which is not incorporated in and is not a part of this report.

COMPANY OVERVIEW

In the period of the time since our incorporation, we have very limited operations. These operations have focused on the structure and capital formation of the Company. We have developed the software technology to print our customized playing cards. We have put into place a management team and have secured capital to launch of the Company's business plan to manufacture and market customized playing cards.

Although, there is no shortage of competitors, we believe that our real strength may be in the development and sale of a new, extremely focused product line using the proprietary Web-based design system that we have developed to support the interactivity and functionality required for our customers to personally create their orders. It is our belief that no one else is offering the capabilities equal to our web-based software.


Tombstone Technologies Division

During the fourth quarter of 2007, we created our Tombstone Technologies Division (the Technology Division). The Technology Division was created in order to handle the development, marketing and licensing of our proprietary OIEPrint(TM) software, a web to print template driven application. Web to print is the overall process of integrating technology, from ordering and pre-press to post-press and delivery in order to reduce time and costs.

On December 27, 2007, we filed a provisional patent application with the United States Patent and Trademark Office (USPTO) titled Internet Application for the Design of High Resolution Digital Graphics.

Products

         Playing Cards. Our playing cards, consists of a standard deck of poker-sized cards, printed in full color and packaged in pre-printed Tombstone-branded tuck boxes that allow the custom design of the cards to be seen and displayed. During the year ended 2007, we have worked to develop new products and existing product upgrades.

         OIEPrint 2.0 Software. OIEPrint software is a web to print template driven application that allows the users to personalize and customize designs. The software will be available to be licensed through either purchase or as a hosted solution. A full purchase allows the customer to license the software, while the hosted solution allows the user to use the software through our website at www.tombstonetechnologies.com. We will continue to use our existing software product in the design of our playing card product.

Product Strategy

We intend to offer a single card product, but with an almost infinite number of customization options for the consumer and business markets. Our product provides customers the ability to make personal statements about themselves, design unique gifts, advertise their business with an item that is both "cool" and "fun", in addition to the cards being an ancillary product that can generate revenues for them.

We intend to offer our OIEPrint software product through the internet. The software has been developed to be used with several platforms. We intend for the product to help meet the needs of printers, specialty product producers and others to satisfy the growing customer demand for personalization of products.

Advertising, Promotions, and Public Relations

Our advertising, promotions, and public relations strategy is to profile us as the premier distributor of not only custom playing cards, but also as a licensor of custom printing software. One of the keys of the strategy is not to compete on price alone, thus avoiding any comparison in which we would be forced to deal with the products as a commodity.

We intend to utilize the following media and methods to carry our message to potential customers:

   o Internet promotions using Web search engines and, where appropriate, banner ads on complementary sites
   o Direct mail using the most suitable lists from industry magazines, poker clubs, and associated organizations
   o    Sponsorships of local and regional poker tournaments
   o Public relations campaigns to targeted publications stressing the unique attributes of the product and the process
   o    Print advertising in selected industry publications

On an ongoing basis, we intend to budget our advertising and marketing investment as a percentage of total sales. By consistently tracking the results of our campaigns, we will be able to determine the effectiveness of various initiatives. This will allow us to adjust the budget allocation appropriately to improve marketing efforts.

Sales Strategy

Our products will be available over the Web and through direct sales efforts for commercial and business accounts. Customers will be attracted to the Web site through our direct marketing to high-yield organizations (poker clubs, etc.) and businesses, and web advertising through numerous avenues.

Inventory, Production Costs, and Capital Investment

Playing Cards

Key factors in the manufacturing and distribution processes of our playing cards include:

   o Cost, availability, and lead time required for delivery of specialized paper,
   o    Press  availability,
   o    Cost of template and graphic  development,
   o    Shipping costs, and
   o    Internet availability and security.


Raw materials, components, and subassemblies required for production of our playing cards are handled directly by sub-contractors. The only inventory requirement will be for pre-printed tuck boxes which are available with a three week lead at a cost of $.10 per box, based on an order of 50,000 units. We will not maintain a preprinted finished inventory of playing cards.

Key Suppliers

Key suppliers for our playing cards may include:

   o    StoreFront Software                      (under contract)
   o    Viatek - Web hosting/application servers       (under contract)
   o    OtherSide Creative, Inc. - Graphic Design      (not under contract)

We intend to order or engage these suppliers on an as needed, project by project basis.

Production and Delivery

Production will be provided by strategic partners and full-service printing and fulfillment companies with significant experience in producing playing cards and they will maintain any necessary inventory as part of their ongoing business operations. Key considerations in terms of production and delivery include the rising costs of fuel and electricity, transportation costs, availability of raw materials, adequate personnel to meet demand, and technology integration. At this time, we expect that we will hold no inventory of finished card decks, but will maintain limited inventory of pre-printed "tuck" boxes.

Delivery options for the finished product will be offered to and paid for by the customer and processed through our Web site.

MARKETS AND COMPETITION

Markets

Our target market for our playing cards includes:

   o    Individuals who host their own games and want a unique identifier,
   o    Poker clubs that want to brand their identities,
   o Poker tournaments that want to move beyond nondescript branding and attract more competitors,
   o    Businesses that want a more useful advertising "giveaway",
   o Individuals and groups not directly associated with poker that would like to create customized gifts for special occasions (weddings, reunions, bar/bat mitzvahs, birthdays, etc.), and/or
   o    Businesses wanting additional revenue-producing products.

Our target market for our printing software includes:

   o    Customers of print shops, and/or
   o    Product customizers.

Customer Profiles

Playing Cards

We believe that there are three common customer types that make up our target market for our playing cards:

The most typical customer for our product is a male, 25 to 65 years old, with an outgoing personality and an interest in poker. The customer will believe that he has certain flair and will compete with his peers to demonstrate this as an actuality.

Poker clubs and regional tournaments that want something special to brand their events. Businesses that purchase the product for special celebrations and to promote their organizations.

It is likely that potential customers are going to be familiar with similar and existing products and that they will accept our new offering provided that we can clearly and succinctly demonstrate the product advantages.

Printing Software

Our printing software has been designed for use, not only by the customers of printing shops but also by specialty product producers. The customers of our printing software will be interested in being able to individualize their product, since they will be able to use the printing software to create and customize graphics and text.

Competition
-----------

Playing Cards

Our competitors in this market are Gemaco, Newt's Playing Cards, House of Cards India, and virtually any other company with a printer. It is even possible to purchase "playing card paper stock" and print personal cards from a home printer attached to ones computer.

However, we believe no competitor currently offers the combination of high quality/high value with low order size/low per-unit cost. In doing this, competitors provide, among other options:

   o Single-color printing on a pre-selected background (e.g., marble or patterned)
   o    Photographic printing with little or no customization options

In addition, the minimum order may be as high as 50 decks from competitors.

Our strategy for meeting the competition is to add to and improve the online design/purchasing experience; secure partnerships, licensing arrangements, and advertising co-op arrangements with high-visibility brand owners that share our customer base (e.g., motorcycle manufacturers and dealers, military organizations, beer companies, etc.); and make sure that it stays easy to do business with us.

Printing Software

Our  competitors  in  the  market  for  our  printing   software  are  primarily
pre-existing, large-run lithographic print companies.

We believe that we are posed to be able to provide a way, through our printing software, to meet the specialized needs of market to produce individual high-resolution, print to ready images, in a cost-effective, efficient and automated way that our competitors are unable.

PROPRIETARY TECHNOLOGY/INTELLECTUAL PROPERTY

Our products will be protected under the following:

   o Tombstone Cards is the trademark of Tombstone Cards, Inc. Registration of the trademark is in process.
   o We own the domain names "tombstonecards.com", "tombstone-cards.com" and "tombstonetechnologies".
   o On December 27, 2007, we filed a provisional patent application with the United States Patent and Trademark Office (USPTO) titled Internet Appli-cation for the Design of High Resolution Digital Graphics.

We have completed the development of our custom "pip" design for the faces of the cards, (A "pip" is the term used to describe the faces of the cards including the suit designs {hearts, clubs, spades and diamonds}, the font selection and the proprietary design of the "court cards" {Jacks, Queens, Kings, Aces}). We are in the process of developing proprietary templates and an associated customization process for the Web.

Number of Persons Employed.
--------------------------

As of December 31, 2007, we had four full-time employees. Of those four employees, three are officers and directors of the Company. We believe that our relations with our employees is good.

OUR COMPANY RISK FACTORS
------------------------

Our business is a development stage company and unproven and therefore risky.
-----------------------------------------------------------------------------

We have only very recently been organized to perform the operations described above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the card business, especially in view of the intense competition from existing businesses in the industry.

A decline in Poker popularity or activity may adversely affect our business.
----------------------------------------------------------------------------

If Poker declines in popularity or activity, there is significant risk that the demand for playing cards, our sole proposed product, will be negatively impacted resulting in lack of sales revenues, if any are ever developed. This decline could result from adverse economic conditions, which negatively affect disposable income, changes in gaming habits, and enforcement activities related to illegal gambling.

Our Weaknesses may affect our ability to sell, compete and generate revenues.

   o Because of our position as a startup, we are not a household name among prospective customers, and the cost to raise us to "top-of-mind" awareness will be higher than for an established company.

   o Documented processes and procedures, along with the integrated technology deployment, are still in the development stage and an unforeseen delay or loss of key personnel could hold up the product launch.

Any of these could cause our revenue model to be unprofitable and cause failure of our business.

We have identified potential threats to our business model.

   o The fast-growing interest in poker could be a fad that burns out quickly, leaving a smaller core than expected.
   o A significant downturn in the American economy would reduce the amount of disposable income available to our target audience.
   o Other competitors could move quickly to match our performance by offering similar products and design amenities, forcing us to invest more than expected in product development.
   o Too much success too quickly could overwhelm our systems, creating order and fulfillment problems including the increased possibility of poor work slipping through to the marketplace, resulting in high levels of customer dissatisfaction.

Any of these could cause our revenue model to be unprofitable and cause failure of our business.

Our  officers and  directors  may have  conflicts  of interest  which may not be
--------------------------------------------------------------------------------
resolved favorably to us.
-------------------------

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" (page 24), and "Conflicts of Interest". (page 25) Our officers are spending- up to 50 hours per week.

We will need additional financing for which we have no commitments, and this may
--------------------------------------------------------------------------------
jeopardize execution of our business plan.
------------------------------------------

We have limited funds, and such funds may not be adequate to carryout the business plan. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

Our Warrant holders and Option holders may not exercise their purchase rights.
------------------------------------------------------------------------------

It is very unlikely that any security holder would exercise either our Warrants or the Options.

We have not set up an escrow to receive proceeds of Warrant or Option exercise.
-------------------------------------------------------------------------------

We do not have any escrow provisions, and we do not have any intention of returning any sale proceeds to investors if the maximum amount is not raised from sale of any of our shares.

We have a minimal operating history,  so investors have no way to gauge our long
--------------------------------------------------------------------------------
term performance.
-----------------

We were formed on April 29, 2005 based on a concept to sell customized, professional-quality playing cards via the Internet. As evidenced by the financial reports we have had minimal revenue. It must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. The venture must be considered highly speculative.

We can make no assurance of success or profitability in the future.
-------------------------------------------------------------------

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits in the future, or that the market price of our Common Stock will be increased thereby.

We will  depend  upon  Management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
-----------

We currently have three individuals who are serving as our officers and directors for up to 50 hours per week. Our directors are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess the information concerning our officers and directors.

Our  Officers  and  Directors  may have  Conflicts  of  Interests  to  Corporate
--------------------------------------------------------------------------------
Opportunities which our Company may not be able or allowed to participate in.
-----------------------------------------------------------------------------

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person leans about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person. (See "Conflicts of Interest" at page
25)

We have agreed to  indemnification  of Officers and  Directors as is provided by
--------------------------------------------------------------------------------
Colorado Statute.
-----------------

Colorado Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our Director's Liability to us and Shareholders is limited.
-----------------------------------------------------------

Colorado Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We may depend upon Outside  Advisors,  who may not be  available  on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
--------------------

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

We have  substantial  competitors who have an advantage over us in resources and
--------------------------------------------------------------------------------
marketing.
----------

We will be in competition with other products developed and marketed by much larger corporations, which are better capitalized and have far greater marketing capabilities than us. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do now.

Risk Factors Related to Our Stock

The regulation of penny stocks by SEC and NASD may discourage the tradability of
--------------------------------------------------------------------------------
our securities.
---------------

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We will pay no foreseeable dividends in the future.
---------------------------------------------------

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

While our common stock is listed, there is no assurance of a future market.
---------------------------------------------------------------------------

While our common stock and our units are listed on the over the counter bulletin board market, neither have traded with any regularity. No assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.


Rule 144 sales in the future may have a depressive effect on our stock price.
-----------------------------------------------------------------------------

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our investors may suffer future  dilution due to issuances of shares for various
--------------------------------------------------------------------------------
considerations in the future.
-----------------------------

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Our stock  will in all  likelihood  be thinly  traded and as a result you may be
--------------------------------------------------------------------------------
unable  to sell at or near ask  prices or at all if you need to  liquidate  your
--------------------------------------------------------------------------------
shares.
-------

The shares of our common stock, are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give shareholders no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their Securities of our Company.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your Securities at or above the price that you may pay for the security.

Because of the limited trading market expected to develop for our common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your Securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our Securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

   o    Variations in our quarterly operating results;
   o Loss of a key relationship or failure to complete significant trans-actions;
   o    Additions or departures of key personnel; and
   o    Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our business is highly speculative and an investment is therefore risky.
------------------------------------------------------------------------

Due to the speculative nature of our business, it is probable that an investment in our shares will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

No Assurance of Public Market for any our Securities.
-----------------------------------------------------

While our common stock and our units are listed on the over the counter bulletin board market, neither have traded with any regularity. There can be no assurance a market will develop or that purchasers will be able to resell their Common Stock or Warrants at the public offering price or without delay. No one is obligated to create or make a market in the Common Stock or Warrants. Should a market for our Securities develop there is no assurance that such a market will continue. In addition, due to the low price of these Securities many brokerage firms may not effect transactions in Common Stock or Warrants and banks may not accept them as collateral for loans.

ITEM 2. DESCRIPTION OF PROPERTIES

Corporate Offices

We have limited operations at 2400 Central Avenue, Suite G, Boulder, Colorado 80301. We lease the space at a rate of $930 per month per year. The lease on the space will expire on July 2008.

ITEM 3.  LEGAL PROCEEDINGS

Neither Tombstone nor any of its officers and/or directors is involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2007, no matters were submitted to the shareholders for approval, nor did the Company hold a shareholders' meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

PRICE RANGE OF COMMON STOCK

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). In October 2007, we began trading on the over the counter bulletin board under the symbol "TMCI." During the period of October 2007 through December 31, 2007, our shares have not traded.

In addition to our common stock, in October 2007, we began trading our units on the OTC Bulletin Board. A unit consists of 1 share of our common stock, 1 of our A Warrants and 1 of our B Warrants. The units trade on the over the counter bulletin board under the symbol "TMCIU". During the period of October 2007 through December 31, 2007, our units have not traded.

As of December 31, 2007, there were 36 shareholders of record. We estimate that there are approximately 25 beneficial shareholders. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Corporate Stock Transfer, Inc. at 3200 S. Cherry Creek Dr., Suite 430, Denver, Colorado 80209.

Dividends
---------

As of the filing of this annual report, we have not paid any dividends to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Penny Stock
-----------

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Stock Option Plan
-----------------

We have a Stock Option Plan. As of December 31, 2007, 450,000 options are outstanding under the 2006 Tombstone Card, Inc. Option Plan. A total of 450,000 options are exercisable at December 31, 2007, under the plan. During the year ended December 31, 2007, we issued 300,000 options under the 2006 Option Plan to third parties and one employee. We have reserved 1,000,000 shares of common stock for issuance under the 2006 Tombstone Card, Inc. Option Plan. During the years ended December 31, 2007 and 2006, there were no actions taken to re-price any options held by any officers, directors or employees.

ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page 15 and elsewhere in this report.

PLAN OF OPERATIONS
------------------

We organized in April 2005 and since our organization, we have had limited operations. Our operational efforts have focused the structure and capital formation of the Company. During the year ended December 31, 2007, we put into place a management team and have secured capital to being the launch of the Company's business plan to manufacture and market customized playing cards.

If business volume supports it, we anticipate adding 5 more employees bringing our total staffing to 9 employees. These staff additions will necessitate purchasing additional computers, software, furniture and office materials.

In July of 2007, our web site went live with our proprietary design tool and the e-commerce functionality needed to support sales over the Internet. We instituted a "soft rollout" in order to test the functionality and performance of the system. Based on results and feedback, we have made modifications the site and our processes. We also have taken the results from our sales analysis, combined with our PR and media research and determine placement of our first spot buys in poker magazines.

In December of 2007, we created our Tombstone Technologies Division (the Technology Division). The Technology Division was created in order to handle the development, marketing and licensing of our proprietary OIEPrint(TM) software, a web to print template driven application. On December 27, 2007, we filed a provisional patent application with the United States Patent and Trademark Office (USPTO) titled Internet Application for the Design of High Resolution Digital Graphics.

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2007  Compared to the Year Ended  December 31,
2006

During the year ended December 31, 2007, we recognized revenues of $43,759 from the sale of our custom playing cards. During the year ended December 31, 2006, we did not recognize any revenues from our operations.

In connection with the $43,759 in revenue during the year ended December 31, 2007, we incurred cost of sales of $22,886 and recognized a gross profit of $20,873.

During the year ended December 31, 2007, we incurred general and administrative expenses of $385,244 compared to $181,206 during the year ended December 31, 2006. The increase of $204,038 was due in part to our increased operational activities compared to the prior period. During December 31, 2007, general and administrative expenses include stock based compensation expenses of $48,205, advertising expenses of $32,275, accounting expenses $27,555 and payroll expenses of $95,000.

During the year ended December 31, 2007, we incurred a net loss of $342,425 compared to a net loss of $173,692 for the year ended December 31, 2006. The increase of $173,512 was due to the $204,038 increase in general and administrative expenses which was offset by the gross profit of $20,873 as a result of sales of our product during the year.

During the year ended December 31, 2007, we recognized a net loss per share of $0.11 compared to a net loss per share of $0.09 per share during the year ended December 31, 2006.

LIQUIDITY
---------

At December 31, 2007, we had cash and cash equivalents of $313,498 and total current assets of $334,305 and current liabilities of $3,018. At December 31, 2007, current assets exceed current liabilities by $331,287.

Net cash used in operating activities during the year ended December 31, 2007 was $293,450, compared to net cash used in operating activities during the year ended December 31, 2006 of $159,005. During the year ended December 31, 2007, the net cash used represented a net loss of $342,425, adjusted for certain non-cash items consisting of sock based compensation of $48,205 and depreciation expense of $8,168.

During the year ended December 31, 2006, the net cash used represented a net loss of $168,733, adjusted certain non-cash items consisting of contributed services of $10,000, stock based compensation of $13,825 and depreciation expense of $825.

During the year ended December 31, 2007, we used cash of $27,453 to purchase equipment. During the year ended December 31, 2006, we used cash of $17,186 to purchase equipment.

During the year ended December 31, 2006, we received $865,000 cash through the sale of shares of our common stock and incurred offering costs of $60,695. During the year ended December 31, 2006, we received net cash of $804,305 from financing activities.

Capital Resources

We have no material commitments for capital expenditures within the next year, however if operations continue to expand, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements for the year ended December 31, 2007 are included herein on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2007, we had no disagreements with our Independent Registered Public Accounting Firm, Cordovano and Honeck LLP.

ITEM 8A. CONTROLS and PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A(T).   CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

         (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS,  EXECUTIVE  OFFICERS,  AND CONTROL  PERSONS:  COMPLIANCE WITH
SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2007, our officers and directors were the individuals listed below:

                         Age                                             Term
--------------------------------------------------------------------------------
John N. Harris            61    President and Director                  Annual
Neil A. Cox               58    Chief Financial  Officer and            Annual
William H. Reilly         54    Chief     Operations     and            Annual

John N. Harris, 60, President and Director

Mr. Harris began his career in the securities industry in 1971 with Newhard Cook & Co., a St. Louis based NYSE member firm. Licensed both as a broker and principal, he ultimately managed brokerage offices for several regional NASD brokerage firms. Since 1985, he has been self-employed as a business consultant and as a private investor. For the last 5 years Mr. Harris has been an independent financial consultant. Mr. Harris brings us experience in the public securities market.

Neil A. Cox, 57, Chairman of the Board and Chief Financial Officer.

Mr. Cox has more than 30 years' experience in the securities and financial industry. He brings enthusiasm, energy, and a solid base of understanding in acquisitions, strategic planning, and public and private financing. Mr. Cox is a former officer and director of a regional broker-dealer and has been involved with structuring, financing, and investment banking activities for dozens of companies. In 1999, as chief financial officer of IDMedical.com, Mr. Cox coordinated the efforts for the company to become a publicly traded software company that tried to pioneer computerized medical records on the Internet. Mr. Cox received a Bachelor of Business Administration (BBA) from West Texas A&M University (formerly known as West Texas State University) in 1971. He served in the United States Army as an Infantry Lieutenant, and is also a licensed insurance broker. Mr. Cox had been self-employed with Rocky Mountain Securities and Investments, Inc. until 2002, a registered broker-dealer; and from 2002-2004, Mr. Cox was self-employed with Moloney Securities Co., Inc., a registered broker-dealer. Since 2004, Mr. Cox has been an independent insurance broker (Life, Health, & Accident) who has represented many Life and Health Insurance Companies and is also an independent business consultant.

William H. Reilly, 53, Chief Operations Officer/Chief Technology Officer and Director

Mr. Reilly has spent the past 25 years working with technology in support of communications and business operations. He co-founded the Frontline Group Technology Center, where he guided day-to-day operations as chief operating officer. He also served as the parent company's chief technology officer, overseeing the installation of one of the nation's first VoIP systems, serving 14 offices in 11 states. After three years he started his own consulting business, offering services to young companies that wanted to establish the necessary systems to support measured and profitable growth, including strategic marketing, consultative sales, and customer service support. He earned his undergraduate degree at Wilkes College in Pennsylvania and completed his postgraduate work at Montclair State University. Mr. Reilly has headed his own consulting company, MountainTop Back Office, since 2002 and provides technology integration and marketing services to established companies.

Our officers are spending up to 50+ hours per week on our business at this time.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007 and 2006 (the "Named Executive Officers"):


                              SUMMARY EXECUTIVES COMPENSATION TABLE

----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------
                                                                 Non-equity    Non-qualified
                                                                 incentive       deferred
                                           Stock     Option         plan       compensation     All other
                          Salary   Bonus    awards    awards    compensation     earnings      compensation    Total
Name & Position   Year     ($)      ($)      ($)       ($)          ($)             ($)            ($)          ($)
----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------

John     Harris,  2007    36,000     0        0         0            0               0              0         36,000
President(1)      2006    18,000   3,000      0         0            0               0              0         21,000
----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------

Neil Cox,  Chief  2007    36,000     0        0         0            0               0              0         36,000
----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------

William  Reilly,  2007    42,000     0        0         0            0               0              0         42,000
----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------


(1) Payroll was made for the months of July-December 2006, therefore the actual salaries paid were: Neil Cox-$18,000, John Harris-$18,000 and William Reilly-$21,000, and Messrs. Cox and Harris each received a $3,000 bonus, and Mr. Reilly received a $3,500 bonus. The executives forgave any salary obligation for January - June of 2006 in consideration of the bonus paid in August of 2006. Messrs. Harris and Cox each forwent $15,000, and Mr. Reilly forwent $17,500.

The President, CFO and COO/CTO contributed their management services to our business until June 30, 2006, and were not paid until August 2006. The President and CFO were paid for July 2006 and August 2006 at the rate of $3,000 per month. The COO/CTO was paid for July 2006 and August 2006 at the rate of $3,500 per month. The President and CFO were paid a bonus also of $3,000 for deferring salaries until August 2006 and the COO/CTO (William Reilly) was paid a bonus of $3,500 for deferring salaries until August 2006.

(2) Mr. Reilly was issued an option to purchase 100,000 shares of the Company's common stock. The option has an exercise price of $0.55 per share and a term of 3 years expiring in August 2009. The value of the option was determined using the exercise price.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and our most highly compensated executive officers for the fiscal year ended December 31, 2007 (the "Named Executive Officers"):


                           Option Awards Stock awards
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
                                                                                                            Equity
                                                                                                            incentive
                                       Equity                                                               plan
                                       incentive                                                Equity      awards:
                                       plan                                                     incentive   Market
                                       awards:                                                  plan        or
              Number of    Number of   Number of                          Number     Market     awards:     payout
              securities  securities   securities                         of         value of   Number of   value of
              underlying  underlying   underlying                         shares     shares     unearned    unearned
              unexercised unexercised  unexercised Option      Option     or units   of units   shares,     shares,
              options       options    unearned    exercise    expiration of stock   of stock   units or    units or
    Name      (#)             (#)       options      price       date     that       that       other       others
              exercisable unexercisable   (#)         ($)                 have not   have not   rights      rights
                                                                           vested     vested    that have   that
                                                                             (#)        ($)     not         have not
                                                                                                vested (#)   vested
                                                                                                               ($)
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

John              0            0           0           0           0          0          0          0           0
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

Neil Cox,         0            0           0           0           0          0          0          0           0
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

William        100,000         0           0          0.55     Aug..          0          0          0           0
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------


                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2007:


                                                                           Non-qualified
                                                             Non-equity      deferred
                 Fees earned                                 incentive     compensation     All other
                  or paid in      Stock         Option          plan         earnings     compensation      Total
     Name            cash       awards ($)    awards ($)    compensation        ($)            ($)           ($)
                     ($)                                        ($)
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

John Harris         $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-         $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

Neil Cox            $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-         $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

William Reilly      $ -0-         $ -0-          $-0-          $ -0-           $-0-           $ -0-         $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

Directors receive no compensation for serving.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2007 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


        Title of Class              Name and Address of         Amount and Nature of          Percent of Class(1)
                                     Beneficial Owner             Beneficial Owner
------------------------------- ---------------------------- ---------------------------- ----------------------------

                                John Harris
                                President & Director
        Common shares           PO Box 1547
                                Lyons, CO 80540                        500,000                       6.36%

        Common shares           Neil Cox                               500,000                       6.36%
                                CFO & Director
                                5380 Highlands Drive
                                Longmont, CO 80503

        Common shares           William H. Reilly(2)                   125,000                       1.59%
                                COO/CTO & Director
                                4859 Dakota Blvd
                                Boulder, CO 80304

        Common shares           Capital Merchant Bank(3)               600,000                       7.63%
                                600 N. Bradley Road
                                Lake Forest, IL 60045

                                Michael J. Keate(4)
        Common shares           7841 Marguette Dr. South
                                Tinley Park, IL 60477                  600,000                       7.63%

        Common shares           Roland Rosenboom(5)                    600,000                       7.63%
                                585 S. Main St.
                                Clifton, IL 60927

        Common shares           James Scanlon(6)                       600,000                       7.63%
                                9048 W. 5000 South Rd
                                Herscher, IL 60941

        Common shares           Mike Scanlon(7)                        600,000                       7.63%
                                2316 Sunset View Rd
                                Kankakee, IL 60901


                                                             ---------------------------- ----------------------------


All  Directors  and  Executive
Officers   as   a   Group   (3
persons)                                                              1,125,000                     14.31%


(1) Based upon 3,230,000 shares of common stock issued and outstanding on December 31, 2007, warrants exercisable for 4,180,000 shares of common stock and options exercisable for 450,000 shares of common stock, there would be 7,860,000 shares of our common stock issued and outstanding, on a fully diluted basis.
(2) Consists of 25,000 shares of common stock and an option exercisable for 100,000 shares of common stock.
(3) The Capital Merchant Bank holds these 600,000 warrants beneficially for Joseph Kurczodyna.
(4) Consists of 200,000 shares of common stock and warrants exercisable for 400,000 shares of common stock.
(5) Consists of 200,000 shares of common stock and warrants exercisable for 400,000 shares of common stock.
(6) Consists of 200,000 shares of common stock and warrants exercisable for 400,000 shares of common stock.
(7) Consists of 200,000 shares of common stock and warrants exercisable for 400,000 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the stock transactions discussed prior, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

We had engaged as a consultant Capital Merchant Banc under an Agreement which provides for the vesting of 600,000 Warrants to purchase Shares at $0.55 per Share based upon performing consulting services for which it is paid $3,000 per month. When vested Capital Merchant Banc could acquire an amount of Shares equal to 15.66% of the issued and outstanding Common Stock prior to exercise of any Warrants. These Warrants expire August 31, 2009, with an Option to acquire a new two year Warrant at $0.55 for 600,000 if the stock price has not closed at $0.50 for 30 days. Capital Merchant Banc Warrants are vested upon completion of the consulting services for: 1. Product Public Relations Program; 2. Sales Program design; 3. Corporate Awareness Program and structure advice which we deem to be substantially complete.

The President, CFO and COO/CTO contributed their management services to our business until June 30, 2006. The President and CFO were paid for July 2006 and August 2006 at the rate of $3,000 per month in August 2006, plus a bonus of $3,000 for deferring payment until August 2006. The COO/CTO was paid for July 2006 and August 2006 at the rate of $3,500 per month in August 2006, plus a bonus of $3,000 for deferring payment until August 2006.

                                     PART IV

ITEM 13.  INDEX TO EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-B.

--------- ------------------------------------------------------------------ ---
 Number                                Description
  3.1     Articles of Incorporation.                                          1
  3.2     Articles of Amendment - Name Change                                 1
  3.3     Bylaws of Tombstone Cards, Inc.                                     1
  10.1    "A" Warrant Form                                                    1
  10.2    "B" Warrant Form                                                    1
  10.3    Capital Merchant Banc Warrant Form                                  1
  10.4    Employee Stock Warrant Form                                         1
  10.5    William H. Reilly Warrant Form                                      1
  10.6    Dale Stonedahl Warrant Form                                         1
  10.7    Revised Garden State Securities Warrant Form                        1
  10.8    Consulting Agreement with Capital Merchant Banc, LLC                1
  10.9    Garden State Securities Finder's Fee Agreement                      1
 10.10    2006 Tombstone Cards, Inc. Option Plan                              1
  31.1    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act    *
  32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act    *
--------- ------------------------------------------------------------------ ---

(1) Filed as an exhibit to the Registration Statement No. 333-138184 on Form SB-2, filed with the SEC on October 23, 2006.
  * Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $22,016 audit fees with our Independent Registered Public Auditing Firm, Cordovano and Honeck LLP, during the year ended December 31, 2007 ($14,673, during the fiscal year ended 2006) in respect of the audit for the fiscal years ended December 31, 2007 and 2006.

Tax Fees

We did not incur any tax fees with our current auditor, in the years ended December 31, 2007 and 2006.

All Other Fees

We incurred no other fees with our auditor.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

                              TOMBSTONE CARDS, INC.

                              Financial Statements
                                December 31, 2007

     (With Report of Independent Registered Public Accounting Firm Thereon)

             Report of Independent Registered Public Accounting Firm





The Board of Directors and Shareholders
Tombstone Cards, Inc.:


We have audited the accompanying balance sheet of Tombstone Cards, Inc. as of December 31, 2007, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tombstone Cards, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 17, 2008


                                     TOMBSTONE CARDS, INC.
                                         Balance Sheet
                                       December 31, 2007

Assets
Current assets
    Cash and cash equivalents.......................................................$            313,498
    Accounts receivable, net........................................................               9,256
    Inventory, at cost..............................................................              10,057
    Prepaid expenses................................................................               1,494
                                                                                    ---------------------
               Total current assets.................................................             334,305
    Equipment, net of accumulated depreciation of $15,481...........................              42,414
                                                                                    ---------------------

               Total assets.........................................................$            376,719
                                                                                    =====================

                             Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities........................................$                578
    Deferred revenue................................................................                 448
    Current portion - capital lease obligation......................................               1,992
                                                                                    ---------------------

               Total current liabilities............................................               3,018

Capital lease obligation, less current portion......................................               4,776
                                                                                    ---------------------

               Total liabilities....................................................               7,794
                                                                                    ---------------------

Shareholders' equity
    Common stock....................................................................             816,305
    Additional paid-in capital......................................................              82,030
    Deficit accumulated during development stage....................................            (529,410)
                                                                                    ---------------------

               Total shareholders' equity...........................................             368,925
                                                                                    ---------------------

               Total liabilities and shareholders' equity...........................$            376,719
                                                                                    =====================


                 See accompanying notes to financial statements
                                      F-3


                                     TOMBSTONE CARDS, INC.
                                    Statements of Operations

                                                                            For the Year                    (Inception)
                                                                               Ended                          Through
                                                                            December 31,                    September 30,
                                                                           ------------------------------
                                                                               2007            2006             2007
                                                                           --------------  ---------------------------------
Sales....................................................................$      43,759   $         --               43,759
Cost of sales............................................................       22,886             --               22,886
                                                                           --------------  ---------------------------------
    Gross profit.........................................................       20,873             --               20,873
Expenses
    Selling, general and administrative expenses.........................      385,244         181,206             564,702
                                                                           --------------  -------------------------------

              Loss from operations.......................................     (364,372)       (181,206)           (543,830)
Other income
    Interest income......................................................       21,947          12,473              34,420
                                                                           --------------  ---------------------------------

              Loss before income taxes...................................     (342,425)       (168,733)           (509,410)

Income tax provision.....................................................          --               --                  --
                                                                           --------------  ---------------------------------

              Net loss...................................................$    (342,425) $     (168,733)           (509,410)
                                                                           ==============  =================================

Basic and diluted loss per share.........................................$       (0.11) $        (0.09)
                                                                           ==============  ==============

Basic and diluted weighted average
    common shares outstanding............................................    3,230,000       1,845,111
                                                                           ==============  ==============










                         See accompanying notes to financial statements
                                              F-4


                                     TOMBSTONE CARDS, INC.
                          Statement of Change in Shareholders' Equity

                                                                                                 Deficit
                                                                                               Accumulated
                                                                             Additional           During
                                               Common Stock                   Paid-in          Development
                                    -----------------------------------
                                        Shares             Amount             Capital             Stage              Total
                                    ----------------   ----------------   -----------------  -----------------  -----------------
Balance at April 29, 2005
  (inception).......................           --      $         --      $          --       $        --        $       --

  July and August 2005,
    sale of common stock
    at $0.01 per share,
    net of $3,000 in
    offering costs..................     1,500,000             12,000                 --                --             12,000
  Contributed services by
    founders........................           --                  --              10,000               --             10,000
  Net loss..........................           --                  --                 --            (18,252)          (18,252)
                                     ----------------   ----------------   -----------------  -----------------  -----------------

Balance at December 31, 2005........     1,500,000             12,000              10,000           (18,252)            3,748
  April through September
    2006, sale of common
    stock at $0.50 per
    share, net of $60,695
    offering costs..................     1,730,000            804,305                 --                --            804,305
  May 2006, stock options
    granted.........................           --                  --               4,800               --              4,800
  August 2006, stock options
    and warrants vested.............           --                  --               9,025               --              9,025
  Contributed services by
    founders........................           --                  --              10,000               --             10,000
  Net loss..........................           --                  --                 --           (168,733)         (168,733)
                                     ----------------   ----------------   -----------------  -----------------  -----------------

Balance at December 31, 2006........     3,230,000            816,305              33,825          (186,985)          663,145
  Stock options and warrants
    vested..........................           --                  --              48,205               --             48,205
  Net loss..........................           --                  --                 --           (342,425)         (342,425)
                                     ----------------   ----------------   -----------------  -----------------  -----------------

Balance at December 31, 2007........     3,230,000      $     816,305      $       82,030     $    (529,410)     $    368,925
                                     ================   ================   =================  =================  =================


                         See accompanying notes to financial statements
                                              F-5


                                  TOMBSTONE CARDS, INC.
                                 Statements of Cash Flows

                                                                             For the Year
                                                                                Ended
                                                                             December 31,
                                                                --------------------------------------

                                                                      2007                2006
                                                                -----------------  -------------------
Cash flows from operating activities:
    Net loss................................................    $      (342,425)   $         (168,733)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Contributed services....................................                --                 10,000
    Stock-based compensation................................             48,205                13,825
    Depreciation Expense....................................              8,168                   825
      Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable..........             (9,256)                  --
        Decrease (increase) in prepaid expenses.............              7,918                (9,412)
        Decrease (increase) in inventory....................             (4,760)               (5,297)
        Decrease in accounts payable........................             (1,299)                 (213)
                                                                -----------------  -------------------
               Net cash flows used in
                 operating activities.......................           (293,450)             (159,005)
                                                                -----------------  -------------------

Cash flows from investing activities:
    Purchase of property and equipment......................            (27,453)              (17,186)
                                                                -----------------  -------------------
               Net cash flows used in
                 investing activities.......................            (27,453)              (17,186)
                                                                -----------------  -------------------
Cash flows from financing activities:
    Proceeds from sale of common stock......................               --                 865,000
    Payments for stock offering costs.......................               --                 (60,695)
                                                                -----------------  -------------------
               Net cash flows provided by
                 financing activities.......................               --                 804,305
                                                                -----------------  -------------------

                 cash equivalents...........................           (320,902)              628,114

Cash and cash equivalents:
    Beginning of period.....................................            634,400                 6,286
                                                                -----------------  -------------------

    End of period...........................................    $       313,498    $          634,400
                                                                =================  ===================
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes..........................................    $          --      $            --
                                                                =================  ===================
      Interest..............................................    $          --      $            --
                                                                =================  ===================
    Noncash investing and financing transactions:
      Equipment acquired under capital lease................    $         6,768    $             --
                                                                =================  ===================


                         See accompanying notes to financial statements
                                              F-6

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements

         (1)      Summary of Significant Accounting Policies

Organization and Basis of Presentation

     Tombstone Cards, Inc. (referenced as "we", "us", "our" in the accompanying notes) was incorporated in the State of Colorado on April 29, 2005. We were organized to engage in the business of manufacturing and selling personalized playing cards.

Development Stage Company

During 2007, we emerged from the development stage.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. We had $304,489 cash equivalents at December 31, 2007.

Accounts Receivable:

The allowance for doubtful accounts, which is $-0- at December 31, 2007, is based on an assessment of the collectibility of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Inventories

Inventories are stated at the lower of cost (determined on an average cost) or market value.

Equipment

Equipment is recorded at cost. Expenditures that extend the useful lives of equipment are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the equipment are expensed as incurred. Depreciation is provided on the straight-line method over 3 years.

Long-lived assets

Long-lived assets include property and equipment, equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, and accounts payable approximate fair value due to the short-term maturity of the instruments.


Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements

have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $32,275 and $11,667 respectively, for the years ended December 31, 2007 and 2006, respectively.


Earnings (Loss) per Common Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At December 31, 2007, there were no variances between basic and diluted loss per share as the impact of the 4,570,000 options, warrants and warrant units outstanding would have been anti-dilutive.

Share-Based Payment

In December 2004, the FASB issued FASB Statement No. 123(R), "Share-Based Payment", which is a revision to FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123). FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted the fair value based method of accounting for share-based payments effective January 1, 2006 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date. There were no share-based payments granted prior to the effective date.

New Accounting Standards

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , or SAB No. 108, to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements

the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The adoption of SAB No. 108 did not have an impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 , or FIN No. 48. FIN No. 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the benefit of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN No. 48 at the beginning of fiscal 2007. The adoption of FIN No. 48 did not have an impact on our financial statements.

In July 2006, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation) . The adoption of EITF No. 06-3 did not have an impact on our financial statements. Our accounting policy has been to present above mentioned taxes on a net basis, excluded from revenues.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. The fair value option established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing what the impact of the adoption of this Statement will be on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have no noncontrolling interests in subsidiaries at this time.

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements

         (2)      Related Party Transactions

The President, CFO and COO/CTO contributed their management services to our business from April 29, 2005 (date on inception) through June 30, 2006. The services are reported as contributed services with a corresponding credit to additional paid-in capital totaling $-0- and $10,000, respectively, for the years ended December 31, 2007 and 2006.

         (3)       Inventories

At December 31, 2007, supplies inventory consisted of:


Card decks.........................................  $  7,032
Shipping containers................................     3,025
                                                     ---------
                                                       10,057
                                                     =========

          (4)     Property and equipment

At December 31, 2006, major classes of property and equipments were:

Computer equipment.................................... $        27,715
Software..............................................          23,692
                                                      -------------------
                                                                51,407
Less:  accumulated depreciation.......................          (8,993)
                                                      -------------------
                                                       $        42,414
                                                      -------------------

Depreciation expense was $8,168 and $825, respectively, for the years ended December 31, 2007 and 2006.

         (5) Shareholders' Equity

Common Stock

On August 31, 2006, we completed a private offering of our common stock; selling 1,730,000 units for net proceeds of $804,305. Each unit consisted of one share of common stock, one "A" warrant exercisable at $2.00 for up to three years and callable for redemption by the Company and one "B" warrant exercisable at $5.00 for up to three years and callable for redemption by the Company.

Common Stock Options and Warrants

On May 8, 2006, we granted to two investors options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.55 per share. The options vested on August 29, 2006 and expire on August 29, 2009. Our common stock was valued at $0.50 per share on the grant date; however, our Board of Directors, utilizing appropriate option pricing software, estimated the fair value of the options at $.0325 per share, or $4,800. The $4,800 was recorded as share-based payment in the accompanying financial statements during the year ended December 31, 2006.

Using the Black-Scholes option-pricing software, our Board of Directors assumed the following in estimating the fair value of the options at the grant date:

Risk-free interest rate..........................       4.99%
Dividend yield...................................       0.00%
Volatility factor................................       5.00%
Weighted average expected life...................      3 years

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements

On August 4, 2006, we granted to an outside consultant a warrant to purchase 600,000 shares of our common stock at an exercise price of $0.55 per share. The warrant vests upon the effective date of our Registration Statement and expires on August 31, 2009. Our Board of Directors, utilizing appropriate software, estimated the fair value of the warrant at $.0325 per share, or $19,500, of which $8,125 in share-based payment in the accompanying financial statements for the year ended December 31, 2006. Using the Black-Scholes option-pricing software, the Board of Directors assumed the following in estimating the fair value of the warrant at the grant date:

Risk-free interest rate..........................       4.89%
Dividend yield...................................       0.00%
Volatility factor................................       5.00%
Weighted average expected life...................      3 years

On August 8, 2006, we granted to a placement agent a warrant to purchase 60,000 units at an exercise price of $0.60 per unit, in exchange for broker-dealer services. Each unit is comprised of one share of our common stock, one A warrant and one B warrant. The warrant vests upon the effective date of our Registration Statement and expires on August 31, 2009. Our Board of Directors, utilizing appropriate software, estimated the fair value of the warrant at $.015 per share, or $900, which was recorded as offering cost in the accompanying financial statements at December 31, 2006.

Using the Black-Scholes option-pricing software, the Board of Directors assumed the following in estimating the fair value of the warrant at the grant date:

Risk-free interest rate..........................       4.86%
Dividend yield...................................       0.00%
Volatility factor................................       5.00%
Weighted average expected life...................      3 years

On October 1, 2007, we granted to consultants, options to purchase 280,000 shares of our common stock at an exercise price of $0.75 per share, in exchange for consulting services. The options vest immediately and expire on August 31, 2009. Our Board of Directors, utilizing appropriate software, estimated the fair value of the options at $.1256 per share, or $35,168, which was recorded as stock compensation cost included in general and administrative expenses in the accompanying financial statements at December 31, 2007.

Using the Black-Scholes option-pricing software, the Board of Directors assumed the following in estimating the fair value of the warrant at the grant date:

Risk-free interest rate..........................       4.02%
Dividend yield...................................       0.00%
Volatility factor................................       50.00%
Weighted average expected life...................      3 years

On December 7, 2007, we granted to an employee, an option to purchase 20,000 shares of our common stock at an exercise price of $1.00 per share, in reward for employee services. The option vests immediately and expires on August 31, 2009. Our Board of Directors, utilizing appropriate software, estimated the fair value of the warrant at $0.0831 per share, or $1,662, which was recorded as stock compensation cost included in general and administrative expenses in the accompanying financial statements at December 31, 2007.

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements

Using the Black-Scholes option-pricing software, the Board of Directors assumed the following in estimating the fair value of the warrant at the grant date:

Risk-free interest rate..........................       2.97%
Dividend yield...................................       0.00%
Volatility factor................................       50.00%
Weighted average expected life...................      3 years

Following is a schedule of changes in our common stock options and warrants for the period ended December 31, 2007:


                                                                              Weighted        Weighted
                                                                               Average        Average
                                                               Exercise       Exercise       Remaining
                                                Number          Price           Price       Contractual
                                               of Shares      Per Share       Per Share         Life
                                             -------------- --------------- -------------- ---------------

Outstanding at
    April 29, 2005 (inception)...............            -               -  $           -       N/A
Granted......................................    4,270,000   $0.55 - $5.00  $        2.94    2.58 years
Exercised....................................            -               -  $           -       N/A
Cancelled/Expired............................            -               -  $           -       N/A
                                             -------------- --------------- -------------- ---------------
Outstanding at December 31, 2006.............    4,270,000               -  $           -       N/A

Granted......................................      300,000   $0.75.-.$1.00         $ 0.77    1.83 years
Exercised....................................            -               -            $ -       N/A
Cancelled/Expired............................            -               -            $ -       N/A
                                             -------------- --------------- -------------- ---------------
Outstanding at December 31, 2007.............    4,570,000   $0.75 - $1.00         $.0.77    1.83 years
                                             ============== =============== ============== ===============
Excerisable at December 31, 2007.............    4,570,000   $0.75 - $1.00         $.0.77    1.83 years
                                             ============== =============== ============== ===============


                                                                  Year Ended
                                                                  December 31,
                                                          ------------------------
                                                             2007            2006
                                                          ------------------------

Total fair value of options vested during the period....$  48,205.50    $  13,825.00
                                                        =============   =============

Common stock awards consisted of the following options and warrants:

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements


                                                                               Warrant         Total
                                                Options        Warrants         Units          Awards
                                             -------------- --------------- -------------- ---------------

Outstanding at January 1, 2006...............         -              -                -          -
Granted......................................      150,000       4,060,000         60,000    4,270,000
Exercised....................................         -              -                -          -
Cancelled/Expired............................         -              -                -          -
                                             -------------- --------------- -------------- ---------------
Outstanding at December 31, 2006.............      150,000       4,060,000         60,000    4,270,000

Granted......................................      300,000           -                -        300,000
Exercised....................................         -              -                -          -
Cancelled/Expired............................         -              -                -          -
                                             -------------- --------------- -------------- ---------------
Outstanding at December 31, 2007.............      450,000       4,060,000         60,000    4,570,000
                                             ============== =============== ============== ===============


         (6) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

                                                               Year Ended
                                                               December 31,
                                                       ------------------------
                                                          2007            2006
                                                       ----------- ------------

U.S. statutory federal rate....................              0.00%      27.50%
State income tax rate..........................              0.00%       3.36%
Permanent differences - Contributed services...              0.00%      -1.90%
Net operating loss for which no
   benefit is currently available..............              0.00%     -28.96%
                                                       ------------ -----------
                                                             0.00%       0.00%
                                                       ============ ===========

At December 31, 2007, deferred tax assets consisted of a net tax asset of $196,177 due to operating loss carryforwards of $529,410 which was fully allowed for, in the valuation allowance of $196,177. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2007 totaled $149,078. The net operating loss carryforward expires through the year 2027.

At December 31, 2006, deferred tax assets consisted of a net tax asset of $47,099 due to operating loss carryforwards of $180,912 which was fully allowed for, in the valuation allowance of $47,099. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2006 totaled $45,536. The net operating loss carryforward expires through the year 2026.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

      (7)      Concentration of Credit Risk

We have concentrated our credit risk for cash by maintaining deposits in financial institutions, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements

(FDIC). The loss that would have resulted from that risk totaled $304,489 at December 31, 2007, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by federal insurance. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk to cash.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOMBSTONE CARDS, INC.




Date:  March 25, 2008                       By:   /s/ JOHN N. HARRIS
                                                 -------------------
                                                 John N. Harris,
                                                 President



Date:  March 25, 2008                       By:  /s/NEIL A. COX
                                                 --------------
                                                 Neil A. Cox,
                                                 Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 25, 2008                       By:   /s/JOHN N. HARRIS
                                                 ------------------
                                                 John N. Harris,
                                                 President & Director



Date:  March 25, 2008                       By:  /s/NEIL A. COX
                                                 --------------
                                                 Neil A. Cox,
                                                 Chief Financial Officer &
                                                 Chairman of the Board




Date:  March 25, 2008                       By:  /s/WILLIAM R. REILLY
                                                 --------------------
                                                 William R. Reilly,
                                                 Chief Operating Officer, Chief
                                                    Technical Officer & Director