Form 10KSB/A
period 2007-12-31
TOMBSTONE CARDS, INC.
filed 2008-04-03
CIK 1377318

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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Product Strategy

We intend to offer a single card product, but with an almost infinite number of customization options for the consumer and business markets. Our product provides customers the ability to make personal statements about themselves, design unique gifts, advertise their business with an item that is both "cool" and "fun," in addition to the cards being an ancillary product that can generate revenues for them.

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

MARKETS AND COMPETITION

Markets

Our target market for our playing cards includes:

   o    Individuals who host their own games and want a unique identifier,
   o    Poker clubs that want to brand their identities,
   o Poker tournaments that want to move beyond nondescript branding and attract more competitors,
   o    Businesses that want a more useful advertising "giveaway,"
   o Individuals and groups not directly associated with poker that would like to create customized gifts for special occasions (weddings, reunions, bar/bat mitzvahs, birthdays, etc.), and/or
   o    Businesses wanting additional revenue-producing products.

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

PROPRIETARY TECHNOLOGY/INTELLECTUAL PROPERTY

Our products will be protected under the following:

   o Tombstone Cards is the trademark of Tombstone Cards, Inc. Registration of the trademark is in process.
   o We own the domain names "tombstonecards.com," "tombstone-cards.com" and "tombstonetechnologies."
   o On December 27, 2007, we filed a provisional patent application with the United States Patent and Trademark Office (USPTO) titled Internet Appli-cation for the Design of High Resolution Digital Graphics.

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

Net cash used in operating activities during the year ended December 31, 2007 was $293,450, compared to net cash used in operating activities during the year ended December 31, 2006 of $159,005. During the year ended December 31, 2007, the net cash used represented a net loss of $342,425, adjusted for certain non-cash items consisting of stock based compensation of $48,205 and depreciation expense of $8,168.

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

                                    PART III

ITEM 9. DIRECTORS,  EXECUTIVE  OFFICERS,  AND CONTROL  PERSONS:  COMPLIANCE WITH
SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2007, our officers and directors were the individuals listed below:


                         Age                                             Term
--------------------------------------------------------------------------------
John N. Harris            61    President and Director                  Annual
Neil A. Cox               58    Chief Financial  Officer and            Annual
                                Director
William H. Reilly         54    Chief Operations Officer and            Annual
                                Technology Officer and Director

John N. Harris, 61, President and Director


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


Neil A. Cox, 58, Chairman of the Board and Chief Financial Officer.


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


William H. Reilly, 54, Chief Operations Officer/Chief Technology Officer and Director


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




                              SUMMARY EXECUTIVES COMPENSATION TABLE

----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------
                                                                 Non-equity    Non-qualified
                                                                 incentive       deferred
                                           Stock     Option         plan       compensation     All other
                          Salary   Bonus    awards    awards    compensation     earnings      compensation    Total
Name & Position   Year     ($)      ($)      ($)       ($)          ($)             ($)            ($)          ($)
----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------

John     Harris,  2007    36,000     0        0         0            0               0              0         36,000
President(1)      2006    18,000   3,000      0         0            0               0              0         21,000
----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------
Neil Cox,  Chief  2007    36,000     0        0         0            0               0              0         36,000
Financial Officer 2006    18,000   3,000      0         0            0               0              0         21,000
----------------- ------ --------- ------- --------- --------- --------------- -------------- --------------- --------
William  Reilly,  2007    42,000     0        0         0            0               0              0         42,000
COO/CTO(1)        2006    21,000   3,500      0        2,500(2)      0               0              0         27,000
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
                                                                                                               ($)
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

John Harris,      0            0           0           0           0          0          0          0           0
President
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

Neil Cox,         0            0           0           0           0          0          0          0           0
CFO
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

William        100,000         0           0          0.55     Aug. 2009      0          0          0           0
Reilly,
COO/CTO
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

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
                                                                =================  ===================


                         See accompanying notes to financial statements
                                              F-6

                              TOMBSTONE CARDS, INC.
                          Notes to Financial Statements

         (1)      Summary of Significant Accounting Policies

Organization and Basis of Presentation

     Tombstone Cards, Inc. (referenced as "we," "us," "our" in the accompanying notes) was incorporated in the State of Colorado on April 29, 2005. We were organized to engage in the business of manufacturing and selling personalized playing cards.

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




Date:  April 2, 2008                        By:   /s/JOHN N. HARRIS
                                                 ------------------
                                                 John N. Harris,
                                                 President & Director



Date:  April 2, 2008                        By:  /s/NEIL A. COX
                                                 --------------
                                                 Neil A. Cox,
                                                 Chief Financial Officer &
                                                 Chairman of the Board




Date:  April 2, 2008                        By:  /s/WILLIAM R. REILLY
                                                 --------------------
                                                 William R. Reilly,
                                                 Chief Operating Officer, Chief
                                                    Technical Officer & Director