Form 10-Q
period 2008-03-31
TOMBSTONE CARDS, INC.
filed 2008-05-13
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-138184

                              TOMBSTONE CARDS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                            51-0431963
   -------------------------                           ------------------------
    (State of Incorporation)                           (IRS Employer ID Number)

                 2400 Central Avenue, Suite G, Boulder, CO 80301
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-684-6644
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                  Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes [ ] No [ X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2008, there were 3,230,000 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                         Page
                                                                                  ----

         Condensed Balance Sheets - March 31, 2008 and
                           December 31, 2007                                       F-1

         Condensed Statement of Operations  -
                  Three months ended March 31, 2008 and 2007                       F-2

         Condensed Statement of Changes in Shareholders' Equity -
                   March 31, 2008                                                  F-3

         Condensed Statement of Cash Flows -
                  Three months ended March 31, 2008 and 2007                       F-4

         Notes to the Condensed Financial Statements                               F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not
            Applicable

Item 4. Controls and Procedures                                                      3

Item 4T.  Controls and Procedures                                                    3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                           4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                            4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable        5

Item 5.  Other Information - Not Applicable                                          5

Item 6.  Exhibits                                                                    5

SIGNATURES                                                                           6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


TOMBSTONE CARDS, INC.
Condensed Balance Sheets
(Unaudited)


                                                                          March 31,          December 31,
                                                                            2008                 2007
                                                                     --------------------  -----------------

  Assets
Current assets
   Cash and cash equivalents.........................................$           262,850            313,498
   Accounts receivable, net..........................................              3,570              9,256
   Inventory, at cost................................................              9,267             10,057
   Prepaid expenses..................................................              4,452              1,494
                                                                     --------------------  -----------------
             Total current assets....................................            280,139            334,305
   Equipment, net of accumulated depreciation of $17,650.............             41,434             42,414
   Deferred patent costs.............................................                440               --
                                                                     --------------------  -----------------
             Total assets............................................$           322,014            376,719
                                                                     ====================  =================

                      Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities..........................$            25,131                578
   Deferred revenue..................................................               --                  448
   Current portion - capital lease obligation........................              1,992              1,992
                                                                     --------------------  -----------------

             Total current liabilities...............................             27,123              3,018

Capital lease obligation, less current portion.......................              3,809              4,776
                                                                     --------------------  -----------------

             Total liabilities.......................................             30,932              7,794
                                                                     --------------------  -----------------

Shareholders' equity
   Common stock......................................................            816,305            816,305
   Additional paid-in capital........................................            119,292             82,030
   Deficit accumulated during development stage......................           (644,516)          (529,410)
                                                                     --------------------  -----------------

             Total shareholders' equity..............................            291,081            368,925
                                                                     --------------------  -----------------

             Total liabilities and shareholders' equity..............$           322,013            376,719
                                                                     ====================  =================










                See accompanying notes to financial statements.
                                      F-1



                             TOMBSTONE CARDS, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                              For the
                                                                         Three Months Ended
                                                                             March 31,
                                                                  ----------------------------------
                                                                       2008              2007
                                                                  ----------------  ----------------

Sales...........................................................$        35,785   $         1,916
Cost of sales....................................................        16,275             1,598
                                                                  ----------------  ----------------
    Gross profit.................................................        19,510               318
Expenses
    Share-based payment
      Common stock options.......................................        37,262             4,875
    Selling, general and administrative expenses.................        99,550            65,173
                                                                  ----------------  ----------------

               Loss from operations..............................      (117,302)          (69,730)

Other income and loss
    Interest income..............................................         2,380             6,682
    Interest expense.............................................          (184)              --
                                                                  ----------------  ----------------

               Loss before income taxes..........................      (115,106)          (63,048)

Income tax provision.............................................           --                 --
                                                                  ----------------  ----------------

               Net loss.........................................$      (115,106) $        (63,048)
                                                                  ================  ================

Basic and diluted loss per share................................$         (0.04) $          (0.02)
                                                                  ================  ================

Basic and diluted weighted average
    common shares outstanding...................................      3,230,000         3,230,000
                                                                  ================  ================






                 See accompanying notes to financial statements
                                      F-2




                                             TOMBSTONE CARDS, INC.
                                  Statement of Changes in Shareholders' Equity
                                                  (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                              Additional          During
                                                 Common Stock                   Paid-in         Development
                                       ----------------------------------
                                           Shares            Amount             Capital            Stage              Total
                                       ----------------  ----------------   ----------------  ----------------   ----------------

Balance at December 31, 2007...........    3,230,000     $     816,305      $      82,030     $      (529,410)   $     368,925
                                       ----------------  ----------------   ----------------  ----------------   ----------------
    Stock options granted and vested...          --                 --             37,262               --              37,262
    Net loss...........................          --                 --                --             (115,106)        (115,106)
                                       ----------------  ----------------   ----------------  ----------------   ----------------

Balance at March 31, 2008..............    3,230,000     $       816,305    $     119,292     $      (644,516)   $      291,081
                                       ================  ================   ================  ================   ================












                                 See accompanying notes to financial statements
                                                      F-3



                                     TOMBSTONE CARDS, INC.
                                    Statements of Cash Flows
                                          (Unaudited)


                                                                                 For the
                                                                          Three Months Ended
                                                                               March 31,
                                                                ---------------------------------------
                                                                      2008                 2007
                                                                -----------------   -------------------

Cash flows from operating activities:
    Net loss....................................................$       (115,106)   $        (63,048)
               Net cash flows used in
                 operating activities...........................         (47,669)            (56,994)
                                                                -----------------   -------------------

Cash flows from investing activities:
    Purchase of property and equipment..........................          (2,979)             (9,192)
                                                                -----------------   -------------------
               Net cash flows used in
                 investing activities...........................          (2,979)             (9,192)
                                                                -----------------   -------------------

               Net change in cash and
                 cash equivalents...............................         (50,648)            (66,186)

Cash and cash equivalents:
    Beginning of period.........................................         313,498             634,400
                                                                -----------------   -------------------

    End of period...............................................$        262,850    $        568,214
                                                                =================   ===================

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes..............................................$           --      $            --
                                                                =================   ===================
      Interest..................................................$           --      $            --
                                                                =================   ===================

    Noncash investing and financing transactions:
      Equipment acquired under capital lease....................$           --      $            --
                                                                =================   ===================








                         See accompanying notes to financial statements
                                              F-4


                              TOMBSTONE CARDS, INC.
                     Note to Condensed Financial Statements
                                 March 31, 2008
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2007. There have been no updates or changes to our audited financial statements for the year ended December 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.


Going Concern

The Company's financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $644,516 as of March 31, 2008. The Company did not recognize revenues from its activities during the three months ended March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.


Note 2: Inventories
-------------------

At March 31, 2008 inventory consisted of:


        Raw Materials                         $          9,267
                                              ================

Note 3: Shareholders' Equity
----------------------------

On March 15, 2008, we granted to two consultants, options to purchase 125,000 and 50,000, respectively, shares of our common stock at an exercise price of $0.65 and $1.00 per share, in exchange for consulting services. The option to purchase 50,000 shares of our common stock vests on March 15, 2008 and expires on August 27, 2009, and the option to purchase 125,000 shares of common stock vests 50 percent on March 15, 2008 and 50 percent on June 16, 2008, and expires on March 13, 2013. Our Board of Directors valued our common stock at $0.55 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $.2981 and $.0687 per share, for an aggregate grant-date fair value of $40,697.

                              TOMBSTONE CARDS, INC.
                     Note to Condensed Financial Statements
                                 March 31, 2008
                                   (Unaudited)

We recorded $37,262 in share-based payment in the accompanying financial statements for the three-month period ended March 31, 2008. We plan to record $3,435 in share-based payment in the second quarter of 2008.

Using the Black-Scholes option-pricing, we assumed the following in estimating the fair value of the options at the grant date:

Risk-free interest rate...............................     1.37%   to    2.37%
Dividend yield........................................     0.00%   to    0.00%
Volatility factor.....................................    50.00%
Weighted average expected life........................1.45 years   to    5 years


Note 4: Income Taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109), "Accounting for Income Taxes." The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved; therefore the net benefit and expense resulted in $-0- income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

At March 31, 2008, we had cash on hand of $262,850. We intend to use our cash funds to continue operations. We intend to continue to develop the business opportunities presented by our OIEPrint(TM) software and our business in the printing of custom playing cards. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

In the continuance of our business operations we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees of the Company.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

During the three months ended March 31, 2008, we recognized sales of $35,785 compared to sales of $1,916 during the three months ended March 31, 2007 from the sale of our customized playing cards. The increase of $33,869 was a result of increased marketing and sales activities.

During the three months ended March 31, 2008, we incurred cost of sales of $16,275 compared to cost of sales of $1,598 during the three months ended March 31, 2007. The increase of $14,677 was a result of the increase in sales of product. We recognized a gross profit of $19,510 during the three months ended March 31, 2008 compared to $318 during the three months ended March 31, 2007.

During the three months ended March 31, 2008, we incurred operational losses of $115,106 compared to $63,048 during the three months ended March 31, 2007. The increase of $52,058 is a result of the $34,377 increase in general and selling expenses combined with the $32,387 increase expenses incurred as a result of issue equity to pay for services. These increases are a result of increased operational activities over the prior period.

During the three months ended March 31, 2008, we recognized a net loss of $115,106 compared to a net loss of $63,048 during the three months ended March 31, 2007. The increase of $52,058 is a result of the increased operational activity discussed above offset by the increase in sales.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities during the three months ended March 31, 2008 was $47,669, compared to net cash used in operating activities during the three months ended March 31, 2007 of $56,994. Net cash used in investing activities during the three months ended March 31, 2008 was $2,979 compared to net cash used in investing activities during the three months ended March 31, 2007 of $9,192. During the three months ended March 31, 2008, we invested funds of $2,979 in the purchase of property and equipment. During the three months ended March 31, 2008 and 2007, we did not use or receive any funds from financing activities.

At March 31, 2008, we had total current assets of $280,139, consisting of cash on hand of $262,850, $3,570 in accounts receivable, $9,267 in inventory and $4,452 in prepaid expenses. At March 31, 2008, we had total current liabilities of $27,123, consisting of accounts payable and accrued liabilities of $25,131 and the current portion of lease obligations of $1,992.

During the three months ended March 31, 2008, we granted to two consultants, options to purchase 125,000 and 50,000, respectively, shares of our common stock at an exercise price of $0.65 and $1.00 per share, in exchange for consulting services. The option to purchase 50,000 shares of our common stock vests on March 15, 2008 and expires on August 27, 2009, and the option to purchase 125,000 shares of common stock vests 50 percent on March 15, 2008 and 50 percent on June 16, 2008, and expires on March 13, 2013. Our Board of Directors valued our common stock at $0.55 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $.2981 and $.0687 per share, for an aggregate grant-date fair value of $40,697. We recorded $37,262 in share-based payment in the accompanying financial statements for the three-month period ended March 31, 2008. We plan to record $3,435 in share-based payment in the second quarter of 2008.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Messrs. Harris and Cox our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Harris and Cox have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

      (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

      (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 2008 through March 31, 2008.


  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES      CONSIDERATION                 CLASS OF PURCHASER
  ------------        -------------------     -------------      -------------                 ------------------
------------------ -------------------------- --------------- -------------------------------- -----------------------------------
3/15/08            Options                    125,000         Consulting Services              Business Associate
------------------ -------------------------- --------------- -------------------------------- -----------------------------------
3/15/08            Options                    50,000          Consulting Services              Business Associate

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE


ITEM 5.  OTHER INFORMATION

               NONE


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                        302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Executive Officer pursuant to Section
                        302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2 Certification of Principal Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        TOMBSTONE CARDS, INC.
                                          (Registrant)



Dated:   May __, 2008                    By: /s/ John Harris
                                             -----------------------------------
                                             John Harris, President &
                                                Chief Executive Officer



Dated:   May __, 2008                    By: /s/ Neil Cox
                                             -----------------------------------
                                             Neil Cox Chief Financial Officer &
                                                Chief Accounting Officer