Form 10-Q/A
period 2008-03-31
TOMBSTONE CARDS, INC.
filed 2008-05-13
CIK 1377318

This  amendment is being filed to include the dates on the signature page of the
10-Q  and  to  include  the  dates  and   signatures   on  the  Sarbanes   Oxley
certifications. No other changes were made to this quarterly report.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------


                                   FORM 10Q/A

                                  AMENDMENT #1
                                -----------------


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





                                        TOMBSTONE CARDS, INC.
                                          (Registrant)




Dated:   May 12, 2008                    By: /s/ John Harris
                                             -----------------------------------
                                             John Harris, President &
                                                Chief Executive Officer



Dated:   May 12, 2008                    By: /s/ Neil Cox
                                             -----------------------------------
                                             Neil Cox Chief Financial Officer &
                                                Chief Accounting Officer