Form 10-Q
period 2008-06-30
TOMBSTONE TECHNOLOGIES, INC.
filed 2008-08-13
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-138184

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Colorado                                                51-0431963
-----------------------                                  ---------------------
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

As of August 10, 2008, there were 3,230,000 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                  Page
                                                                                           ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Condensed Balance Sheets - June 30, 2008 and
                           December 31, 2007                                               F-2

         Condensed Statement of Operations  -
                  Six and Three months ended June 30, 2008 and 2007                        F-3

         Condensed Statement of Changes in Shareholders' Equity -
                   June 30, 2008                                                           F-4

         Condensed Statement of Cash Flows -
                  Six months ended June 30, 2008 and 2007                                  F-5

         Notes to the Condensed Financial Statements                                       F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                             3

Item 4T.  Controls and Procedures                                                           3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders                                5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6

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


                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                         (A Development Stage Company)
                         Index to Financial Statements
                                                                                Page
                                                                             -----------

Unaudited Condensed Balance Sheet at June 30, 2008 and.......................     F-2
    December 31, 2007........................................................

Unaudited Condensed Statements of Operations for the six months ended
    June 30, 2008 and 2007...................................................     F-3

Unaudited Condensed Statement of Changes in Shareholders' Equity for the
    period from December 31, 2007 through June 30, 2008.....................      F-4

Unaudited Condensed Statements of Cash Flows for the six months ended
    June 30,2008 and 2007...................................................      F-5

Notes to Condensed Financial Statements.....................................      F-6


                                     TOMBSTONE TECHNOLOGIES, INC.
                                   (Formerly Tombstone Cards, Inc.)
                                       Condensed Balance Sheets

                                                                           June 30,           December 31,
                                                                             2008                 2007
                                                                     --------------------  -----------------
                                                                           Unaudited          Derived from
                                                                                                Audited
                                                                                               Statements

  Assets
Current assets
   Cash.............................................................    $        105,149            313,498
   Accounts receivable..............................................               4,190              9,256
   Inventory - raw materials........................................               7,169             10,057
   Prepaid expenses.................................................               1,973              1,494
                                                                      --------------------  -----------------
             Total current assets...................................             118,481            334,305
   Equipment........................................................              26,843             28,810
   Intangible assets................................................                 440               --
   Deferred charges.................................................              26,043             13,604
                                                                      --------------------  -----------------
             Total assets...........................................    $        171,807            376,719
                                                                      ====================  =================

                      Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities.........................    $         6,595                578
   Deferred revenue.................................................                --                 448
   Current portion - capital lease obligation.......................              1,992              1,992


             Total current liabilities..............................              8,587              3,018

Capital lease obligation, less current portion......................              3,304              4,776
                                                                      --------------------  -----------------

             Total liabilities......................................             11,891              7,794
                                                                      --------------------  -----------------

Shareholders' equity
   Common stock.....................................................            816,305            816,305
   Additional paid-in capital.......................................            134,293             82,030
   Deficit accumulated during development stage.....................           (790,682)          (529,410)
                                                                      --------------------  -----------------

             Total shareholders' equity.............................            159,916            368,925
                                                                      --------------------  -----------------

             Total liabilities and shareholders' equity.............  $         171,807            376,719
                                                                      ====================  =================



                            See accompanying notes to financial statements
                                                 F-2


                                          TOMBSTONE TECHNOLOGIES, INC.
                                        (Formerly Tombstone Cards, Inc.)
                                       Condensed Statements of Operations
                                                  (Unaudited)

                                                                      For the                          For the
                                                                   Six Months Ended                Three Months Ended
                                                                      June 30,                        June 30,
                                                            -------------------------------  -------------------------------
                                                                 2008            2007            2008             2007

                                                            ---------------  --------------  --------------  ---------------
Sales.....................................................$         48,151   $       5,049   $      12,366   $        3,133
Cost of sales.............................................          32,656           3,588          16,381            1,910
                                                            ---------------  --------------  --------------  ---------------
    Gross profit..........................................          15,495           1,461          (4,015)           1,223
Expenses
    Selling, general and administrative expenses..........         279,748         143,186         142,936           73,218
                                                            ---------------  --------------  --------------  ---------------

              Loss from operations........................        (264,253)       (141,725)       (146,951)         (71,995)

Other income and (expense)
    Interest income.......................................           3,332          12,823             952            6,141
    Interest expense......................................            (352)          --               (168)            (450)
                                                            ---------------  --------------  --------------  ---------------

              Loss before income taxes....................        (261,272)       (128,902)        145,999)         (65,854)

Income tax provision......................................           --               --               --                --
                                                            ---------------  --------------  --------------  ---------------

              Net loss....................................$       (261,272)$      (128,902)$      (145,999)$        (65,854)
                                                            ===============  ==============  ==============  ===============

Basic and diluted loss per share..........................$          (0.08)$         (0.04)$         (0.05)$          (0.02)
                                                            ===============  ==============  ==============  ===============

Basic and diluted weighted average
    common shares outstanding.............................       3,230,000       3,230,000       3,230,000        3,230,000
                                                            ===============  ==============  ==============  ===============





                                 See accompanying notes to financial statements
                                              F-3


                                          TOMBSTONE TECHNOLOGIES, INC.
                                        (Formerly Tombstone Cards, Inc.)
                             Condensed Statement of Changes in Shareholders' Equity
                                                  (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                 Additional          During
                                                    Common Stock                   Paid-in         Development
                                          ----------------------------------
                                              Shares            Amount             Capital            Stage              Total
                                          ----------------  ----------------   ----------------  ----------------   ----------------

Balance at December 31, 2007..............    3,230,000   $       816,305   $         82,030   $        (529,410) $       368,925
    Stock options granted and vested......          --                 --             52,263               --              52,263
    Net loss..............................          --                 --                 --            (261,272)        (261,272)
                                          ----------------  ----------------   ----------------  ----------------   ----------------

Balance at June 30, 2008..................    3,230,000   $       816,305   $        134,293   $        (790,682) $       159,916
                                          ================  ================   ================  ================   ================













                                 See accompanying notes to financial statements
                                                      F-4


                              TOMBSTONE TECHNOLOGIES, INC.
                            (Formerly Tombstone Cards, Inc.)
                           Condensed Statements of Cash Flows
                                      (Unaudited)

                                                                               For the
                                                                           Six Months Ended
                                                                               June 30,
                                                                ---------------------------------------
                                                                      2008                 2007
                                                                -----------------   -------------------

    Net cash flows used in
      operating activities......................................$    (203,391)      $      (136,076)
                                                                -----------------   -------------------

Cash flows from investing activities:
    Purchase of property and equipment..........................       (3,086)                 (519)
    Purchase of intangible assets...............................         (400)                --
                                                                -----------------   -------------------
               Net cash flows used in
                 investing activities...........................       (3,486)                 (519)
                                                                -----------------   -------------------

Cash flows from financing activities:
    Payments on long term debt..................................       (1,472)                --
                                                                -----------------   -------------------
               Net cash flows used by
                 financing activities...........................       (1,472)                --
                                                                -----------------   -------------------


               Net change in cash and
                 cash equivalents...............................$    (208,349)      $      (136,595)

Cash and cash equivalents:
    Beginning of period.........................................$     313,498       $       634,400
                                                                -----------------   -------------------

    End of period...............................................$     105,149       $       497,806
                                                                =================   ===================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Income taxes..............................................$        --         $         --
                                                                =================   ===================
      Interest..................................................$        --         $         --
                                                                =================   ===================

    Noncash investing and financing transactions:
      Equipment acquired under capital lease....................$        --         $         --
                                                                =================   ===================




                     See accompanying notes to financial statements
                                          F-6

                          TOMBSTONE TECHNOLOGIES, INC.
                         (Formerly Tombstone Card, Inc.)
                          (A Development Stage Company)
                     Note to Condensed Financial Statements
                                   (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2007. There have been no updates or changes to our audited financial statements for the year ended December 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates. The results of operations for the six month ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.


Reclassification

Certain 2007 amounts have been reclassified to conform with 2008 presentation. These reclassifications have no effect on net income.


Note 2: Intangible Assets

On May 15, 2008, Tombstone Cards, Inc. (Tombstone) entered into an Intellectual Property Transfer Agreement with InDis Baltic, a Lithuania company, to purchase all of the rights, title and interest in and to the technology, intellectual property and the proprietary technology contained in the computer software known as OIEPrint. OIEPrint was developed as part of a development agreement between Tombstone and InDis Baltic. As part of the Intellectual Property Transfer Agreement, Tombstone agreed to pay the following:

    1.  $7,500 immediately upon mutual acceptance of Transfer Agreement,
    2.  $7,500 upon final acceptance of the Technology,
    3. 140,000 shares of restricted common stock of Tombstone upon final acceptance of the Technology,
    4.  $10,000 in 90 days from the final acceptance of the Technology

As of June 30, 2008, Tombstone made the fist payment of $7,500 for OIEPrint, which is a deferred charge in the accompanying financial statements. In addition, Tombstone has agreed to provide InDis Baltic with an exclusive license to use the OIE technology for the consideration of $1.00. Further, InDis Baltic has agreed to continue work as a programmer of the software over the next two phases of development.

Note 3: Shareholders' Equity

A summary of changes in the number of stock options outstanding for the six months ended June 30, 2008 is as follows:


                                                                                 Weighted        Weighted
                                                                                  Average         Average
                                                                  Exercise       Exercise        Remaining       Aggregate
                                                   Number          Price           Price        Contractual      Intrinsic
                                                 of Shares       Per Share       Per Share         Life            Value
                                               --------------- --------------- --------------  --------------  ---------------

Outstanding at December 31, 2007...............     1,110,000               -            $ -    1.83 years
Granted........................................       325,000   $0.65 - $1.50         $ 1.02    2.35 years
Exercised......................................             -               -              -          N/A
Cancelled/Expired..............................      (150,000)         $ 0.75         $ 0.75          N/A
                                               --------------- --------------- --------------  --------------
Outstanding at June 30, 2008...................     1,285,000   $0.65 - $1.50         $ 0.77    1.83 years                $ -
                                               =============== =============== ==============  ==============  ===============
Excerisable at June 30, 2008...................     1,285,000   $0.65 - $1.50         $ 0.77    1.83 years                $ -
                                               =============== =============== ==============  ==============  ===============

On March 15, 2008, we granted to two consultants, options to purchase 125,000 and 50,000, respectively, shares of our common stock at an exercise price of $0.65 and $1.00 per share, in exchange for consulting services. The option to purchase 50,000 shares of our common stock vests on March 15, 2008 and expires on August 27, 2009, and the option to purchase 125,000 shares of common stock vests 50 percent on March 15, 2008 and 50 percent on June 16, 2008, and expires on March 13, 2013. Our Board of Directors valued our common stock at $0.50 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $.2981 and $.0687 per share, for an aggregate grant-date fair value of $40,697. We recorded $37,263 and $3,435 in share-based payment in the accompanying financial statements for the three-month period ended March 31, 2008 and three-month ended June 30, 2008, respectively.

Using the Black-Scholes option-pricing software, we assumed the following in estimating the fair value of the options at the grant date:

Risk-free interest rate..............        1.37%   to         2.37%
Dividend yield.......................        0.00%   to         0.00%
Volatility factor....................       50.00%
Weighted average expected life.......   1.45 years   to       5 years

On April 15, 2008, we granted to one consultant, options to purchase 100,000 shares of our common stock at an exercise price of $1.25, in exchange for consulting services. The option to purchase 100,000 shares of our common stock vests immediately on April 15, 2008 and expires on August 28, 2009. Our Board of Directors valued our common stock at $0.85 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $.1049 per share, for an aggregate grant-date fair value of $10,490. We recorded $10,490 in share-based payment in the accompanying financial statements for the six month period ended June 30, 2008.

Using the Black-Scholes option-pricing software, we assumed the following in estimating the fair value of the options at the grant date:

Risk-free interest rate.....................           1.82%   to         2.82%
Dividend yield..............................           0.00%   to         0.00%
Volatility factor...........................          50.00%
Weighted average expected life..............       1.5 years   to       5 years

On June 30, 2008, we granted to one consultant, options to purchase 50,000 shares of our common stock at an exercise price of $1.50, in exchange for consulting services. The option to purchase 50,000 shares of our common stock vests immediately on June 30, 2008 and expires on August 29, 2009. Our Board of Directors valued our common stock at $0.75 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $.0215 per share, for an aggregate grant-date fair value of $1,075. We recorded $1,075 in share-based payment in the accompanying financial statements for the six month period ended June 30, 2008.

Using the Black-Scholes option-pricing software, we assumed the following in estimating the fair value of the options at the grant date:

Risk-free interest rate.....................           2.36%   to         3.36%
Dividend yield..............................           0.00%   to         0.00%
Volatility factor...........................          50.00%
Weighted average expected life..............         1 year   to        5 years

During the six months ended June 30, 2008, the Company and one consultant agreed to cancel the options issued in year 2007. Since the share-based payment expense was fully recognized in the prior year, this event does not affect the accompanying financial statements.


Note 4: Income Taxes

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

PLAN OF OPERATIONS

At June 30, 2008, we had cash on hand of $105,149. We intend to use our cash funds to continue operations. We intend to continue to develop the business opportunities presented by our OIEPrint(TM) software and our business in the printing of custom playing cards. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

On July 24, 2008, we held our annual shareholders' meeting. At such meeting, the shareholders' approved the following motions:

    - The amendment of the Company's Articles of Incorporation to authorize a preferred class of stock with such designations and terms as to be determined by the Board of Directors;
    - The amendment of the Company's Articles of Incorporation to change the Company's name from Tombstone Cards, Inc. to Tombstone Technologies, Inc.;
    -     To elect three individuals to the Board of Directors, and
    -     The approval of the Company's auditors.

In connection with the approval of the above motions, on July 31, 2008, the Company amended its Articles of Incorporation to authorize a class of preferred stock and change the Company's name to Tombstone Technologies, Inc.

During the six months ended June 30, 2008, we have focused on the continued development of our OIEPrint software and conducted the beta testing of such software. With the completion of the testing of the software, we intend to offer the software for sale starting September 2008. We will offer two products:

       - OIEPrint - is a platform, independent browser-based R (RIA) that supports template driven design and provides high-resolution PDF files to the printer; and

       - OIEPrint Store - An advanced e-commerce solution that supports multiple customization options (e.g. paper color, paper weight, paper finish, collating, binding, shipping, etc.) and dependent variables (e.g. If you choose "A," you cannot choose "B" but can choose "C").

Over the next twelve months we intend to develop a third software product, OIEPrint VDP, a tool for linking database mining with custom printing and 1:1 marketing and release it for sales.

We intend to develop a full suite of online end-to-end solutions for the small to medium sized commercial and consumer digital print industry. The online solutions will allow the print shop's customers the ability to design any graphic item, on-line, and have it sent directly to the digital printer for processing. The full e-commerce capabilities will allow the print shop customer to store and manage their graphic items, place and manage their print orders, and track their order shipping and delivery. The suite will include the VDP module, mentioned above, which integrates advanced database functionality necessary for "Variable Data Print," a potential breakthrough in merging data mining and direct mail services.

While each product will be available as a stand-alone license, we are offering a fully hosted solution for a monthly fee. Customization and implementation fees are also anticipated. We will offer the products through the Company, via an outbound sales staff that utilizes Web-based demos and Web-video in order to engage customers.

In the continuance of our business operations we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees of the Company.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we recognized sales of $48,151 compared to sales of $5,049 during the six months ended June 30, 2007 from the sale of our customized playing cards and our software products. The increase of $43,102 was a result of increased marketing and sales activities.

During the six months ended June 30, 2008, we incurred cost of sales of $32,656 compared to cost of sales of $3,588 during the six months ended June 30, 2007. The increase of $29,068 was a result of the increase in sales of our products. We recognized a gross profit of $15,495 during the six months ended June 30, 2008 compared to $1,461 during the six months ended June 30, 2007.

During the six months ended June 30, 2008, we incurred operational losses of $264,253 compared to $141,725 during the six months ended June 30, 2007. The increase of $122,528 is a result of the $89,174 increase in general and selling expenses combined with the $47,388 increase expenses incurred as a result of issuing equity to pay for services. These increases are a result of increased operational activities over the prior period combined with increase general and administrative expenses as a result of the Company's Annual Shareholder Meeting.

During the six months ended June 30, 2008, we recognized a net loss of $261,272 compared to a net loss of $128,902 during the six months ended June 30, 2007. The increase of $132,370 is a result of the increased operational activity discussed above offset by the increase in sales.

For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

During the three months ended June 30, 2008, we recognized sales of $12,366 compared to sales of $3,133 during the three months ended June 30, 2007 from the sale of our customized playing cards. The increase of $9,233 was a result of increased marketing and sales activities.

During the three months ended June 30, 2008, we incurred cost of sales of $16,381 compared to cost of sales of $1,910 during the three months ended June 30, 2007. The increase of $14,471 was a result of the increase in sales of product. We recognized a negative gross profit of ($4,015) during the three months ended June 30, 2008 compared to $1,223 during the three months ended June 30, 2007.

During the three months ended June 30, 2008, we incurred operational losses of $146,951 compared to $71,995 during the three months ended June 30, 2007. The increase of $74,956 is a result of the $54,717 increase in general and selling expenses combined with the $15,001 increase expenses incurred as a result of issue equity to pay for services. These increases are a result of increased operational activities over the prior period.

During the three months ended June 30, 2008, we recognized a net loss of $145,999 compared to a net loss of $65,854 during the three months ended June 30, 2007. The increase of $80,145 is a result of the increased operational activity discussed above offset by the increase in sales.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities during the six months ended June 30, 2008 and June 30, 2007 were $203,391 and $136,076, respectively. Net cash used in investing activities during the six months ended June 30, 2008 and June 30, 2007 were $3,486 and $519, respectively. During the six months ended June 30, 2008, we invested funds of $3,086 in the purchase of property and equipment. Net cash used in financing activities during the six months ended June 30, 2008 and June 30, 2007 were $1,472 and $0, respectively.

At June 30, 2008, we had total current assets of $118,480, consisting of cash on hand of $105,149, $4,190 in accounts receivable, $7,169 in inventory and $1,973 in prepaid expenses. At June 30, 2008, we had total current liabilities of $8,587, consisting of accounts payable and accrued liabilities of $6,595 and the current portion of lease obligations of $1,992.

During the six months ended June 30, 2008, we granted to four consultants, options to purchase 325,000 shares of our common stock at an exercise price of $0.65 to $1.50 per share, in exchange for consulting services. Our Board of Directors valued our common stock at $0.55 to $0.85 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at shown in the below table, for an aggregate grant-date fair value of $52,263. We recorded $52,263 in share-based payment in the accompanying financial statements for the six-month period ended June 30, 2008.

 Optionee     Number of     Fair value of        Total      Total exp recognized
 --------       shares        options         Expenses       as of June 30, 2008
              ---------     -------------     --------      --------------------
Consultant    125,000            $.2981        $37,263                $37,263
Consultant     50,000            $.0687         $3,435                 $3,435
Consultant    100,000            $.1049        $10,490                $10,490
Consultant     50,000            $.0215         $1,075                 $1,075


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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from April 1, 2008 through June 30, 2008.

 DATE OF      TITLE OF   NO. OF                            CLASS OF
   SALE      SECURITIES  SHARES      CONSIDERATION         PURCHASE
---------- ------------- --------- ---------------------- ---------------------
4/15/08    Options       100,000   Consulting Services    Business Associate
---------- ------------- --------- ---------------------- ---------------------
6/30/08    Options       50,000    Consulting Services    Business Associate

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 24, 2008, the Company held its Annual Shareholders' Meeting. At the Meeting, the following items were approved by a majority of the shareholders:

    - The amendment of the Company's Articles of Incorporation to authorize a preferred class of stock with such designations and terms as to be determined by the Board of Directors;
    - The amendment of the Company's Articles of Incorporation to change the Company's name from Tombstone Cards, Inc. to Tombstone Technologies, Inc.;
    -     To elect three individuals to the Board of Directors; and
    -     The approval of the Company's auditors.


ITEM 5.  OTHER INFORMATION

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





                                        TOMBSTONE TECHNOLOGIES, INC.
                                        (Registrant)



Dated:   August 12, 2008                By: /s/ John Harris
                                            -------------------------
                                            John Harris, President &
                                               Chief Executive Officer



Dated:   August 12, 2008                By: /s/ Neil Cox
                                            -------------------------
                                            Neil Cox, Chief Financial Officer &
                                               Chief Accounting Officer