Form 10-Q
period 2008-09-30
TOMBSTONE TECHNOLOGIES, INC.
filed 2008-11-14
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-138184

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                              51-0431963
--------------------------                            --------------------------
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

As of November 12, 2008, there were 3,230,000 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
Item 1.  Financial Statements   (Unaudited)                                                  F-1


         Condensed Balance Sheets - September 30, 2008 and
                           December 31, 2007                                                 F-2

         Condensed Statements of Operations  -
                  Nine and Three months ended September 30, 2008 and 2007                    F-3

         Condensed Statement of Changes in Shareholders' Equity -
                   July 1, 2008 through September 30, 2008                                   F-4

         Condensed Statements of Cash Flows -
                  Nine months ended September 30, 2008 and 2007                              F-5

         Notes to the Condensed Financial Statements                                         F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable         2

Item 4. Controls and Procedures                                                              2

Item 4T.  Controls and Procedures                                                            4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                  5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                         5

Item 3.  Defaults Upon Senior Securities - Not Applicable                                    5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                5

Item 5.  Other Information - Not Applicable                                                  5

Item 6.  Exhibits                                                                            6

SIGNATURES                                                                                   7

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


                                  TOMBSTONE TECHNOLOGIES, INC.
                                    Condensed Balance Sheets


                                                                             September 30,         December 31,
                                                                                 2008                  2007
                                                                          --------------------  -------------------
                                                                               Unaudited           Derived from
                                                                                                     Audited
                                                                                                    Statements

  Assets
Current assets
    Cash..................................................................$            48,308              313,498
    Accounts receivable...................................................              2,508                9,256
    Inventory - raw materials.............................................              6,944               10,057
    Prepaid expenses......................................................              6,866                1,494
                                                                          --------------------  -------------------
              Total current assets........................................             64,627              334,305
    Equipment.............................................................             24,063               42,414
    Deferred patent costs.................................................                484                 --
    Software development costs............................................             37,395                 --
                                                                          --------------------  -------------------
              Total assets................................................$           126,568              376,719
                                                                          ====================  ===================

                    Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities..............................$            19,458                  578
    Deferred revenue......................................................               --                    448
    Current portion - capital lease obligation............................              1,992                1,992
                                                                          --------------------  -------------------

              Total current liabilities...................................             21,450                3,018

Capital lease obligation, less current portion............................              2,784                4,776
                                                                          --------------------  -------------------
              Total liabilities...........................................             24,235                7,794
                                                                          --------------------  -------------------

Shareholders' equity
    Common stock..........................................................            816,305              816,305
    Additional paid-in capital............................................            134,643               82,030
    Deficit accumulated during development stage..........................           (848,615)            (529,410)
                                                                          --------------------  -------------------

              Total shareholders' equity..................................            102,333              368,925
                                                                          --------------------  -------------------

              Total liabilities and shareholders' equity..................$           126,568              376,719
                                                                          ====================  ===================





                         See accompanying notes to financial statements
                                              F-2



                                  TOMBSTONE TECHNOLOGIES, INC.
                                    Statements of Operations
                                          (Unaudited)


                                                                       For the                          For the
                                                                  Nine Months Ended                Three Months Ended
                                                                    September 30,                    September 30,
                                                            -------------------------------  -------------------------------
                                                                 2008            2007            2008             2007
                                                            ---------------  --------------  --------------  ---------------

Sales.....................................................$       53,397   $      16,510   $       5,246   $       11,461
Cost of sales..............................................       34,958           9,397           2,302            5,809
                                                           ---------------  --------------  --------------  ---------------
    Gross profit...........................................       18,439           7,113           2,944            5,652
Expenses
    Selling, general and administrative expenses...........      341,015         243,613          61,267          100,427
                                                            ---------------  --------------  --------------  ---------------

              Loss from operations.........................     (322,576)       (236,500)        (58,323)         (94,775)

Other income and (expense)
    Interest income........................................        3,723          17,996             391            5,173
    Interest expense.......................................         (352)          --               --                --
                                                            ---------------  --------------  --------------  ---------------

              Loss before income taxes.....................     (319,205)       (218,504)        (57,932)         (89,602)

Income tax provision.......................................        --               --               --                --
                                                            ---------------  --------------  --------------  ---------------

              Net loss....................................$     (319,205)  $    (218,504)   $    (57,932)   $     (89,602)
                                                            ===============  ==============  ==============  ===============

Basic and diluted loss per share..........................$        (0.10)  $       (0.07)   $      (0.02)   $       (0.03)
                                                            ===============  ==============  ==============  ===============

Basic and diluted weighted average
    common shares outstanding..............................    3,230,000       3,230,000       3,230,000        3,230,000
                                                            ===============  ==============  ==============  ===============


                         See accompanying notes to financial statements


                                  TOMBSTONE TECHNOLOGIES, INC.
                          Statement of Changes in Shareholders' Equity
                                          (Unaudited)


                                                                                                  Deficit
                                                                                                Accumulated
                                                                              Additional          During
                                                 Common Stock                   Paid-in         Development
                                       ----------------------------------
                                           Shares            Amount             Capital            Stage              Total
                                       ----------------  ----------------   ----------------  ----------------   ----------------

Balance at December 31, 2007...........    3,230,000   $       816,305    $         82,030   $     (529,410)   $        368,925
    Stock options granted and vested...          --                 --              52,613            --                 52,613
    Net loss...........................          --                 --                  --         (319,205)           (319,205)
                                       ----------------  ----------------   ----------------  ----------------   ----------------

Balance at September 30, 2008..........    3,230,000   $       816,305    $        134,643   $     (848,615)   $        102,333
                                       ================  ================   ================  ================   ================










                         See accompanying notes to financial statements



                          TOMBSTONE TECHNOLOGIES, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                      For the
                                                                 Nine Months Ended
                                                                    September 30,
                                                       ---------------------------------------
                                                             2008                 2007
                                                       -----------------   -------------------

    Net cash flows used in
      operating activities.............................$      (260,232)    $         (136,076)
                                                       -----------------   -------------------

Cash flows from investing activities:
    Purchase of property and equipment.................         (3,086)                  (519)
    Purchase of intangible assets......................           (400)                   --
                                                       -----------------   -------------------
               Net cash flows used in
                 investing activities..................         (3,486)                  (519)
                                                       -----------------   -------------------

Cash flows from financing activities:
    Payments on long term debt.........................         (1,472)                   --
                                                       -----------------   -------------------
               Net cash flows used in
                 financing activities..................         (1,472)                   --
                                                       -----------------   -------------------


               Net change in cash and
                 cash equivalents......................$      (265,190)    $         (136,595)

Cash and cash equivalents:
    Beginning of period................................$       313,498     $          634,400
                                                       -----------------   -------------------

    End of period......................................$        48,308     $          497,806
                                                       =================   ===================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes.....................................$           --     $               --
                                                       =================   ===================
      Interest.........................................$           --     $               --
                                                       =================   ===================





                 See accompanying notes to financial statements

                              TOMBSTONE CARDS, INC.
                          (A Development Stage Company)
                     Note to Condensed Financial Statements
                                   (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2007. There have been no updates or changes to our audited financial statements for the year ended December 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain  2007  amounts  have  been   reclassified   to  conform  with  the  2008
presentation. These reclassifications have no effect on net income.

Note 2: Software Development Costs

On May 15, 2008, Tombstone Cards, Inc. (Tombstone) entered into an Intellectual Property Transfer Agreement with InDis Baltic, a Lithuania company, to purchase all of the rights, title and interest in and to the technology, intellectual property and the proprietary technology contained in the computer software known as OIEPrint. OIEPrint was developed as part of a development agreement between Tombstone and InDis Baltic. As part of the Intellectual Property Transfer Agreement, Tombstone agreed to pay the following:

     1.   $7,500 immediately upon mutual acceptance of Transfer Agreement,
     2.   $7,500 upon final acceptance of the Technology,
     3. 140,000 shares of restricted common stock of Tombstone upon final acceptance of the Technology, and
     4.   $10,000 in 90 days from the final acceptance of the Technology.

During nine months ended September 30, 2008, Tombstone made the first payment of $7,500 for OIEPrint, which is a deferred charge in the accompanying financial statements. In addition, Tombstone has agreed to provide InDis Baltic with an exclusive license to use the OIE technology for the consideration of $1.00. Further, InDis Baltic has agreed to continue work as the programmer of the software over the next two phases of development.

During the nine months ended September 30, 2008, we have capitalized costs of $37,795 as software development costs in connection with the development of the OIEPrint software. Upon completion of the software, these costs will be amortized over their useful life.

Costs associated with software purchased for internal use are accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed.


Note 3: Shareholders' Equity
----------------------------

A summary of changes in the number of stock options outstanding for the nine months ended September 30, 2008 is as follows:


                                                                               Weighted Average   Weighted Average   Aggregate
                                                Number of     Exercise Price    Exercise Price        Remaining      Intrinsic
                                                  Shares        Per Share          Per Share      Contractual Life     Value

Outstanding at December 31, 2007.........          1,100,000           -        $                       1.83 years
Granted..................................            525,000     $0.65 -$1.50   $           1.02        2.35 years
Exercised................................                  -           -        $                         N/A
Cancelled/Expired........................           (150,000)       $0.75       $           0.75          N/A
                                               ------------- ----------------- ------------------ ------------------
Outstanding at September 30, 2007........          1,485,000     $0.65 - $1.50  $           0.77       1.83 years     $        -
                                               ============= ================= ================== ================== ===========
Exercisable at September 30, 2007........          4,570,000     $0.65 - $1.50  $           0.77       1.83 years     $       -
                                               ============= ================= ================== ================== ===========

On March 15, 2008, we granted to two consultants, options to purchase 125,000 and 50,000, respectively, shares of our common stock at an exercise price of $0.65 and $1.00 per share, in exchange for consulting services. The option to purchase 50,000 shares of our common stock vests on March 15, 2008 and expires on August 27, 2009, and the option to purchase 125,000 shares of common stock vests 50 percent on March 15, 2008 and 50 percent on June 16, 2008, and expires on March 13, 2013. Our Board of Directors valued our common stock at $0.50 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $.2981 and $.0687 per share, for an aggregate grant-date fair value of $40,697. We recorded $40,698 for the nine month period ended September 30, 2008.

Using the Black-Scholes option-pricing software, we assumed the following in estimating the fair value of the options at the grant date:

Risk-free interest rate.....................       1.37%   to         2.37%
Dividend yield..............................       0.00%   to         0.00%
Volatility factor...........................      50.00%
Weighted average expected life..............  1.45 years   to       5 years

On April 15, 2008, we granted to one consultant, options to purchase 100,000 shares of our common stock at an exercise price of $1.25, in exchange for consulting services. The option to purchase 100,000 shares of our common stock vests immediately on April 15, 2008 and expires on August 28, 2009. Our Board of Directors valued our common stock at $0.85 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $.1049 per share, for an aggregate grant-date fair value of $10,490. We recorded $10,490 in share-based payment in the accompanying financial statements for the nine month period ended September 30, 2008.

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
Weighted average expected life..............   1.5 years   to       5 years

On June 30, 2008, we granted to one consultant, options to purchase 50,000 shares of our common stock at an exercise price of $1.50, in exchange for consulting services. The option to purchase 50,000 shares of our common stock vests immediately on June 30, 2008 and expires on August 29, 2009. Our Board of Directors valued our common stock at $0.75 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $.0215 per share, for an aggregate grant-date fair value of $1,075. We recorded $1,075 in share-based payment in the accompanying financial statements for the nine month period ended September 30, 2008.

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
Weighted average expected life..............      1 year   to   5 years

On August 8, 2008, we granted to one consultant, options to purchase 50,000 shares of our common stock at an exercise price of $0.65, in exchange for consulting services. The option to purchase 50,000 shares of our common stock vests immediately on August 8, 2008 and expires on August 31 2009. Our Board of Directors valued our common stock at $0.40 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $0.001 per share, for an aggregate grant-date fair value of $50. We recorded $50 in share-based payment in the accompanying financial statements for the nine month period ended September 30, 2008.

On August 8, 2008, we granted to an officer and director, options to purchase 150,000 shares of common stock exercise price of $0.65, in exchange for performance services. The option to purchase 150,000 shares of our common stock vests immediately on August 8, 2008 and expires on August 31, 2009. Our Board of Directors valued our common stock at $0.40 per share on the grant date. We, utilizing the appropriate option pricing software, estimated the fair value of the options at $0.001 per share, for an aggregate grant-date fair value of $150. We recorded $150 in share-based payment in the accompanying financial statements for the nine month period ended September 30, 2008.

Using the Black-Scholes option-pricing software, we assumed the following in estimating the fair value of the options at the grant date:

Risk-free interest rate.....................       3.05%
Dividend yield..............................       0.00%
Volatility factor...........................      22.00%
Weighted average expected life..............      1 year

On September 4, 2008, we also issued to a consultant, options to purchase 50,000 shares of common stock exercise price of $0.65, in exchange for performance services. The option to purchase 50,000 shares of common stock vests immediately on September 4, 2008 and expires on August 31, 2009. Our Board of Directors valued our common stock at $0.45 per share on the grant date. We, utilizing the appropriate option pricing software, estimated the fair value of the options at $0.003 for an aggregate grant-date fair value of $150. We recorded $150 in share-based payment in the accompanying financial statements for the nine month period ended September 30, 2008.

Using the Black-Scholes option-pricing software, we assumed the following in estimating the fair value of the options at the grant date:

Risk-free interest rate.....................       3.10%
Dividend yield..............................       0.00%
Volatility factor...........................      22.00%
Weighted average expected life..............      1 year

During the nine months ended September 30, 2008, the Company and one consultant agreed to cancel the options issued in year 2007. Since the share-based payment expense was fully recognized in the prior year, this event does not affect the accompanying financial statements.

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

PLAN OF OPERATIONS

At September 30, 2008, we had cash on hand of $48,309. We intend to use our cash funds to continue operations. We intend to continue to develop the business opportunities presented by our OIEPrint(TM) software and our business in the printing of custom playing cards. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

During the nine months ended September 30, 2008, we have focused on the continued development of our OIEPrint software and conducted the beta testing of such software. With the completion of the testing of the software, we began to offer the software for sale starting in October 2008. We offer two products:

        - OIEPrint - is a platform, independent browser-based R (RIA) that supports template driven design and provides high-resolution PDF files to the printer; and

        - OIEPrint Store - An advanced e-commerce solution that supports multiple customization options (e.g. paper color, paper weight, paper finish, collating, binding, shipping, etc.) and dependent variables (e.g. If you choose "A", you cannot choose "B" but can choose "C").

Over the next twelve months we intend to develop a third software product, OIEPrint VDP, a tool for linking database mining with custom printing and 1:1 marketing and release it for sales.

While each product will be available as a stand-alone license, we are offering a fully hosted solution for a monthly fee. Customization and implementation fees are also anticipated. We will offer the products through the Company, via a outbound sales staff that utilizes Web-based demos and Web-video in order to engage customers.

In the continuance of our business operations we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees of the Company.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

During the three months ended September 30, 2008, we recognized sales of $5,246 compared to sales of $11,461 during the three months ended September 30, 2007 from the sale of our customized playing cards. The decrease of $6,215 was a result of our focus on the completion of the beta testing of our software products.

During the three months ended September 30, 2008, we incurred cost of sales of $2,302 compared to cost of sales of $5,809 during the three months ended September 30, 2007. The decrease of $3,507 was a result of the move to sales of our software product, which is less inventory driven. We recognized a gross profit of $2,944 during the three months ended September 30, 2008 compared to $5,652 during the three months ended September 30, 2007.

During the three months ended September 30, 2008, we incurred operational losses of $58,323 compared to $94,775 during the three months ended September 30, 2007. The decrease of $36,452 is a result of the $39,160 decrease in general and selling expenses This decrease is a result of decreased operational activities over the prior period combined with management's focus on the completion of its beta testing of the software products.

During the three months ended September 30, 2008, we recognized a net loss of $57,932 compared to a net loss of $89,602 during the three months ended September 30, 2007. The decrease of $31,670 is a result of the decreased operational activities discussed above.

For the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, we recognized sales of $53,397 compared to sales of $16,510 during the nine months ended September 30, 2007 from the sale of our customized playing cards and our software products. The increase of $36,887 was a result of increased marketing and sales activities.

During the nine months ended September 30, 2008, we incurred cost of sales of $34,958 compared to cost of sales of $9,397 during the nine months ended September 30, 2007. The increase of $25,561 was a result of the increase in sales of our products. We recognized a gross profit of $18,439 during the nine months ended September 30, 2008 compared to $7,113 during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we incurred operational losses of $322,576 compared to $236,500 during the nine months ended September 30, 2007. The increase of $86,076 is a result of the $97,402 increase in general and selling expenses combined with the $52,613 increase expenses incurred as a result of issue equity to pay for services. These increases are a result of increased operational activities over the prior period combined with increase general and administrative expenses as a result of the Company's Annual Shareholder Meeting.

During the nine months ended September 30, 2008, we recognized a net loss of $319,205 compared to a net loss of $218,504 during the nine months ended September 30, 2007. The increase of $100,701 is a result of the increased operational activity discussed above offset by the increase in sales.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used in operating activities during the nine months ended September 30, 2008 and September 30, 2007 were $260,232 and $136,076, respectively. Net cash used in investing activities during the nine months ended September 30, 2008 and

September 30, 2007 were $3,486 and $519, respectively. During the nine months ended September 30, 2008, we invested funds of $3,086 in the purchase of property and equipment. Net cash used in financing activities during the nine months ended September 30, 2008 and September 30, 2007 were $1,472 and $0, respectively.

At September 30, 2008, we had total current assets of $64,627, consisting of cash on hand of $48,308, $2,508 in accounts receivable, $6,944 in inventory and $6,866 in prepaid expenses. At September 30, 2008, we had total current liabilities of $21,450, consisting of accounts payable and accrued liabilities of $19,458 and the current portion of lease obligations of $1,992.

During the nine months ended September 30, 2008, we granted to six consultants, options to purchase 425,000 shares of our common stock at an exercise price of $0.65 to $1.50 per share, in exchange for consulting services. During the nine months ended September 30, 2008, we granted an officer and director of the Company, options to purchase 150,000 shares of our common stock at an exercise price o f$0.65 per share, in exchange for his services. Our Board of Directors valued our common stock at $0.40 to $0.85 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at shown in the below table, for an aggregate grant-date fair value of $52,613. We recorded $ 52,613 in share-based payment in the accompanying financial statements for the nine-month period ended September 30, 2008.


                                                                                Total exp recognized
                                 Number of      Fair value of        Total      as of September 30,
           Optionee                shares          options         Expenses             2008
           --------                ------          -------         --------             ----

Consultant                        125,000           $.2981          $37,263                $37,263
Consultant                         50,000           $.0687           $3,435                 $3,435
Consultant                        100,000           $.1049          $10,490                $10,490
Consultant                         50,000           $.0215           $1,075                 $1,075
Consultant                         50,000            $.001              $50                    $50
Consultant                         50,000            $.003             $150                   $150
Officer and Director              150,000            $.001             $150                   $150

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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from July 1, 2008 through September 30, 2008.


  DATE OF SALE      TITLE OF SECURITIES     NO. OF SHARES          CONSIDERATION           CLASS OF PURCHASER
----------------- ------------------------- -------------- ------------------------------- ---------------------------------

    8/8/2008      Options                   150,000        Services                        Officer & Director
----------------- ------------------------- -------------- ------------------------------- ---------------------------------
    8/8/2008      Options                   50,000         Consulting Services             Business Associate
----------------- ------------------------- -------------- ------------------------------- ---------------------------------
    9/4/2008      Options                   50,000         Consulting Services             Business Associate

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





                                   TOMBSTONE CARDS, INC.
                                   (Registrant)



Dated:   November 13, 2008          By: /s/ John Harris
                                        ---------------------------------------
                                             John Harris, President &
                                                Chief Executive Officer



Dated:   November 13, 2008          By: /s/ Neil Cox
                                        ---------------------------------------
                                             Neil Cox Chief Financial Officer &
                                                Chief Accounting Officer