Form 10-K
period 2008-12-31
TOMBSTONE TECHNOLOGIES, INC.
filed 2009-03-31
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________


                        Commission file number: 000-53268

                          TOMBSTONE TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)


            Colorado                                           51-0541963
----------------------------------                       -----------------------
 State or other jurisdiction of                              I.R.S. Employer
  incorporation or organization                            Identification No.

                 2400 Central Avenue, Suite G, Boulder, CO 80301
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (303) 684-6644

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                                Name of each exchange
          registered                                     on which registered
----------------------------------                     ------------------------
         Not Applicable                                    Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  ------------
                                  Common Stock
                                (Title of Class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.                        Yes |_| No |X|


Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.                          |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).


Large accelerated filer     [___]      Accelerated filer                  [___]

Non-accelerated filer       [___]      Smaller reporting company          [_X_]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $478,950 as of March 24, 2009.

There were 3,370,000 shares outstanding of the registrant's Common Stock as of March 24, 2009.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1        Business                                                         4
ITEM 1 A.     Risk Factors                                                     7
ITEM 1 B.     Unresolved Staff Comments                                       15
ITEM 2        Properties                                                      15
ITEM 3        Legal Proceedings                                               15
ITEM 4        Submission of Matters to a Vote of Security Holders             15

                                     PART II

ITEM 5        Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               16
ITEM 6        Selected Financial Data                                         18
ITEM 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       18
ITEM 7 A.     Quantitative and Qualitative Disclosures About Market Risk      23
ITEM 8        Financial Statements and Supplementary Data                     23
ITEM 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        24
ITEM 9 A.     Controls and Procedures                                         24
ITEM 9 A(T).  Controls and Procedures                                         24
ITEM 9B       Other Information                                               25

                                    PART III

ITEM 10       Directors, Executive Officers, and Corporate Governance         25
ITEM 11       Executive Compensation                                          28
ITEM 12       Security Ownership of Certain Beneficial Owners and Manage-
              ment and Related Stockholder Matters                            32
ITEM 13       Certain Relationships and Related Transactions, and Director
              Independence                                                    34
ITEM 14       Principal Accounting Fees and Services                          34

                                     PART IV

ITEM 15       Exhibits, Financial Statement Schedules                         36
SIGNATURES                                                                    37

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Tombstone Technologies, Inc. ("Tombstone") plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Tombstone's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of
Tombstone's to implement its business strategy; ability to obtain additional financing; Tombstone's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this registration statement or in other of Tombstone's filings with the Securities and Exchange Commission.
Tombstone is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

ITEM 1.  BUSINESS
-----------------

Tombstone Technologies, Inc. ("Tombstone" or "the Company")
-----------------------------------------------------------

On April 29, 2005, Tombstone Cards, Inc. was incorporated in the State of Colorado. The Company was organized to develop a business around the business of printing customized playing cards. Management believed that by working with state-of-the-art printers that fully utilize digital technologies, that they could reduce cycle times for full-color customized printing from a standard three to five weeks to just three to five days. In addition, they believed that digital presses could allow product runs in small quantities and at lower prices.

On July 31, 2008, Tombstone Cards, Inc. amended its Articles of Incorporation for the change of its corporate name to Tombstone Technologies, Inc. ("Tombstone" or "the Company") as approved at the Annual Shareholders' Meeting on July 24, 2008.

Tombstone is located at 2400 Central Avenue, Suite G, Boulder, Colorado 80301. The Company maintains a website at www.tombstonetechnologies.com, which is not incorporated in and is not a part of this report.

Change of Operational Focus
---------------------------

The Company has had limited operations over the last two years. Those operations have focused on the structure and capital formation of the Company, as Tombstone operations have focused on the manufacturing and marketing of customized playing cards.

During the year ended December 31, 2007, Tombstone, as part of the manufacturing and printing of customized playing cards, created a technology division in order to handle the development, marketing and licensing of its proprietary OIEPrint(TM) software, a Web-2-Print (W2P) template driven application. Web-2-Print is the overall process of integrating technology, from ordering and pre-press to post-press and delivery, in order to reduce time and costs.

While developing customization playing cards operations, the Company discovered that the software tools needed to support its operations did not exist at that time.

The Company discovered difficulties which are inherent in constructing a tool that requires no downloading, can function on Macs, PCs and even Linux based machines and that can provide high-resolution graphics that are suitable for printing. For example, while graphics on the Web can appear clear, they are only 72 dpi (dots per inch) and, therefore, would appear fuzzy when printed. Print graphics must be 300 dpi for full clarity.

The combination of the Web and the still-unrealized changes that are being brought by the explosion of professional digital printing is part of what the print industry calls "Web-2-Print" (W2P). Because digital printing does not require specialized inks, color separations and individual printing plates, standard PDF files can move from the desktop to the print head without intervention. This means that the digital print industry is no longer restricted by the size of the job. For example, while it may not be profitable (or even possible) to create small runs on a traditional press, digital printing not only permits it, it encourages it.

In addition, end-users are now accustomed to being able to handle many of their business and personal tasks online: from browsing and ordering to getting customizable quotes, managing their accounts and making payments. However, because of the complexity of creating print orders online due to the number of unique options involved, along with the expense involved in creating and/or maintaining a Web-based system, the print industry has been, for the most part, unable to fully enter this world.

During the second and third quarters of 2008, Tombstone's management made the decision to focus a majority of the Company's efforts and resources on the development and marketing of the OIEPrint(TM) software. While Tombstone will continue to offer customized playing cards, it has determined that this will be a smaller part of its operations.

In connection with the development of the OIEPrint(TM) software, on December 27, 2007, the Company filed a provisional patent application with the United States Patent and Trademark Office (USPTO) titled Internet Application for the Design of High Resolution Digital Graphics.

OIEPrint(TM) 3.0 Software
-------------------------

OIEPrint software is a W2P template driven application that allows the users to personalize and customize designs. The software will be available to be licensed through either purchase or as a hosted solution. A full purchase allows the customer to license the software, while the hosted solution allows the user to use the software through Tombstone's website at www.tombstonetechnologies.com.

The Company offers its OIEPrint software product through the Internet. The software has been developed to be used with several platforms. Tombstone intends for the product to help meet the needs of printers, specialty product producers and others to satisfy the growing customer demand for personalization of products.

Tombstone will offer the following products:

     o OIEPrint - A platform independent, browser-based RIA that supports template driven design and provides high-resolution PDF files to the printer.

     o OIEPrint Store - An advanced e-commerce solution that supports multiple customization options (e.g. paper color, paper weight, paper finish, collating, binding, shipping, etc.) and dependent variables (e.g. If you choose "A," you cannot choose "B" but can choose "C")

     o OIEPrint VDP (2010) - An easy-to-use tool for linking database mining with custom printing and 1:1 marketing.

The Company is offering a fully hosted solution for a monthly fee. Tombstone believes, and research underscores this belief, that printers do not have the in-house staffing to support the complexity inherent in a Web-based system. Added to that the database requirements (all products have database back-ends for data storage) and the ongoing maintenance, and it becomes clear that a hosted solution, properly priced, becomes quite attractive. Customization and implementation fees are also anticipated.

Tombstone's technology has been successfully employed since July 2007 on the prior Tombstone Cards' website, allowing customers to design and order full color custom playing cards.

During this "proof of concept" period, the Company worked with the actual printing processes involved in digital printing, as well as verifying order and inventory systems, the OIEPrint Web design tool, the ecommerce system, independent credit verification systems and direct links to shipping providers.

Competition

Tombstone's competition includes:

     o    Electronics For Imaging, Inc. (EFI)
     o    Firesprint
     o    Print Science; and
     o    Print Via.

All four of these companies offer services for printing similar to the ones offered by the Company. Tombstone is the only one to offer an integrated design system and therefore allows the customer to design the document through their software.

Sales Strategy
--------------

Tombstone's products will be available through the Company, via an outbound sales staff that utilizes Web-based demos and Web-video in order to engage customers.

The Company is a member of the Print On Demand Initiative (PODi) and will attempt to publish articles and deliver keynotes in order to gain "top of mind" positioning among potential clients.

Tombstone is considering setting up independent, commission only sales affiliates, based on a regional distribution. Because the OIEPrint Suite has been developed to handle languages from around the world, overseas partnerships are also a possibility.

The Company has identified three key market segments for its initial product line:

     o Regional chains of print shops that want to offer cutting-edge, Web-based solutions to their franchises.

     o Small and medium sized digital printers who want to offer Web-based solutions to their clients.

     o Medium and large printers who want to offer customized features to their corporate clients, allowing them to more easily manage their accounts and purchasing via a Web interface.

Production and Delivery
-----------------------

Production will be provided through in-house capabilities. Tombstone owns its own servers and can easily "clone" the software package for new clients.

The Company anticipates hiring and training recent college graduates for the job of working with clients during the consultation stage, gathering information about the clients and their product offerings in order to populate the client's e-commerce store.

At this time, Tombstone expects that it will hold no inventory.

ITEM 1A.  RISK FACTORS
----------------------

TOMBSTONE'S COMPANY RISK FACTORS

Tombstone's securities are highly speculative and should be purchased only by persons who can afford to lose their entire investment in the Company. Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this Annual Report, before purchasing any of the Shares of Tombstone's Common Stock.

Tombstone was incorporated in 2005 and has had a limited operating history.
---------------------------------------------------------------------------

Tombstone has only very recently been organized to perform the operations described above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the Web 2 Print business, especially in view of the intense competition from existing businesses in the industry.

A decline in on-line printing may adversely affect Tombstone's business.
------------------------------------------------------------------------

If on-line printing declines in activity, there is significant risk that the operations of Tombstone will be negatively impacted resulting in lack of sales revenues, if any are ever developed. This decline could result from adverse economic conditions, which negatively affect disposable income and changes in printing habits,

Tombstone's Weaknesses may affect Tombstone's ability to sell, compete and generate revenues.

     o Because of Tombstone's position as a startup, Tombstone is not a household name among prospective customers, and the cost to raise the Company to "top-of-mind" awareness will be higher than for an established company.
     o Documented processes and procedures, along with the integrated technology deployment, are still in the development stage and an unforeseen delay or loss of key personnel could cause delays in Tombstone's continued operations.

Any of these could cause Tombstone's revenue model to be unprofitable and cause failure of Tombstone's business.

Tombstone has identified potential threats to Tombstone's business model.
-------------------------------------------------------------------------

     o A significant downturn in the American economy would reduce the amount of disposable income available to Tombstone's target audience.
     o Other competitors could move quickly to match Tombstone's performance by offering similar products and design amenities, forcing the Company to invest more than expected in product development.
     o Too much success too quickly could overwhelm Tombstone's systems, creating order and fulfillment problems including the increased possibility of poor work slipping through to the marketplace, resulting in high levels of customer dissatisfaction.

Any of these could cause Tombstone's revenue model to be unprofitable and cause failure of Tombstone's business.

Tombstone  may have a shortage  of working  capital  in the future  which  could
--------------------------------------------------------------------------------
jeopardize Tombstone's ability to carry out Tombstone's business plan.
----------------------------------------------------------------------

Tombstone's capital needs consist primarily of rent, insurance, utilities, marketing expenses, wages, taxes, etc. and could exceed $500,000 in the next twelve months. Such funds are not currently committed.

Tombstone's  officers and Directors may have conflicts of interest which may not
--------------------------------------------------------------------------------
be resolved favorably to the Company.
-------------------------------------

Certain conflicts of interest may exist between the Company and Tombstone's officers and directors. Tombstone's Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to Tombstone's business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

Tombstone will need additional financing for which Tombstone has no commitments,
--------------------------------------------------------------------------------
and this may jeopardize execution of Tombstone's business plan.
---------------------------------------------------------------

Tombstone has limited funds, and such funds may not be adequate to carryout the business plan. Tombstone's ultimate success depends upon Tombstone's ability to raise additional capital. Tombstone has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If it needs additional capital, Tombstone has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, Tombstone's operations will be limited to those that can be financed with Tombstone's modest capital.

Tombstone's  Warrantholders  and  Optionholders  may not exercise their purchase
--------------------------------------------------------------------------------
rights.
-------

It is very unlikely that any security holder would exercise either Tombstone's Warrants or the Options.

Tombstone has a minimal  operating  history,  so investors  have no way to gauge
--------------------------------------------------------------------------------
Tombstone's long term performance.
----------------------------------

Tombstone was incorporated on April 29, 2005 based on a concept to sell customized, professional-quality playing cards via the Internet. During the year ended December 31, 2008, the Company changed its business focus to the development of its OIEPrint software. As evidenced by the financial reports Tombstone has had minimal revenue. It must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. The venture must be considered highly speculative.

Tombstone can make no assurance of success or profitability in the future.
--------------------------------------------------------------------------

There is no assurance that Tombstone will ever operate profitably. There is no assurance that Tombstone will generate revenues or profits in the future, or that the market price of Tombstone's Common Stock will be increased thereby.

Tombstone   will  depend  upon   Management  but  Tombstone  will  have  limited
--------------------------------------------------------------------------------
participation of management.
----------------------------

Tombstone currently has three individuals who are serving as Tombstone's officers and directors for up to 50 hours per week each on a part-time basis. Tombstone's directors are also acting as Tombstone's officers. Tombstone will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement its business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to Tombstone's business results in a delay in progress toward implementing Tombstone's business plan. See "Management." Because investors will not be able to manage Tombstone's business, they should critically assess the information concerning Tombstone's officers and directors.

Tombstone's  Officers and  Directors  are not employed  full-time by the Company
--------------------------------------------------------------------------------
which could be detrimental to the business.
-------------------------------------------

Tombstone's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts including time and efforts involved in participation with such other business entities. Each officer and director of Tombstone's business is engaged in business activities outside of Tombstone's business, and the amount of time they devote as Officers and Directors to Tombstone's business will be up to 50 hours per week. (See "Executive Team.")

Tombstone does not know of any reason other than outside business interests that would prevent them from devoting full-time to Tombstone, when the business may demand such full-time.

Tombstone's  Officers and Directors may have Conflicts of Interests to Corporate
--------------------------------------------------------------------------------
Opportunities   which  Tombstone's  Company  may  not  be  able  or  allowed  to
--------------------------------------------------------------------------------
participate in.
---------------

Presently no requirement contained in Tombstone's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of Tombstone's business to disclose to the Company business opportunities which come to their attention. Tombstone's officers and directors do, however, have a fiduciary duty of loyalty to the Company to disclose to the Company any business opportunities which come to their attention in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person leans about through his involvement as an officer and director of another company. Tombstone has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Tombstone has agreed to indemnification of Officers and Directors as is provided
--------------------------------------------------------------------------------
by Colorado Statute.
--------------------

Colorado Revised Statutes provide for the indemnification of Tombstone's directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities Tombstone's behalf. Tombstone will also bear the expenses of such litigation for any of Tombstone's directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that Tombstone will be unable to recoup.

Tombstone's Director's Liability to the Company and Shareholders is limited.
----------------------------------------------------------------------------

Colorado Revised Statutes exclude personal liability of Tombstone's directors and Tombstone's stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, Tombstone will have a much more limited right of action against Tombstone's directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Tombstone  may  depend  upon  Outside  Advisors,  who  may not be  available  on
--------------------------------------------------------------------------------
reasonable terms and as needed.
-------------------------------

To supplement the business experience of Tombstone's officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Tombstone's Board, without any input from stockholders, will make the selection of any such advisors.
Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event Tombstone considers it necessary to hire outside advisors, Tombstone may elect to hire persons who are affiliates, if they are able to provide the required services.

Tombstone has substantial  competitors who have an advantage over the Company in
--------------------------------------------------------------------------------
resources and marketing.
------------------------

Tombstone will be in competition with other products developed and marketed by much larger corporations which are better capitalized and have far greater marketing capabilities than us. Tombstone expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than Tombstone does now.

RISK FACTORS RELATED TO TOMBSTONE'S ON-LINE PRINTING OPERATIONS

Actual or  perceived  security  vulnerabilities  in  Tombstone's  product  could
--------------------------------------------------------------------------------
adversely affect its revenues.
------------------------------

Maintaining the security of Tombstone's software is an issue of critical importance to customers and for management. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that could attack its products. Although, the Company takes preventative measures to protect its products, these procedures may not be sufficient to mitigate damage to products. Actual or perceived security vulnerabilities in software products could lead some customers to seek to return products, to reduce or delay future purchases or to purchase competitive products. Customers may also increase their expenditures on protecting their computer systems from attack, which could delay or reduce purchases of Tombstone's product. Any of these actions or responses by customers could adversely affect its revenues.

System failures or system unavailability could harm Tombstone's business.
-------------------------------------------------------------------------

Tombstone relies on its network infrastructure, internal technology systems and external websites for development, marketing, operational, support and sales activities. Tombstone's hardware and software systems related to such activities are subject to damage from malicious code released into the public Internet through recently discovered vulnerabilities in popular software programs. These systems are also subject to acts of vandalism and to potential disruption by actions or inactions of third parties. Any event that causes failures or interruption in hardware or software systems could harm the Company's business, financial condition and operating results.

Purchasers of products and services,  may not choose to shop online, which would
--------------------------------------------------------------------------------
prevent us from  acquiring new  customers  which are necessary to the success of
--------------------------------------------------------------------------------
its business.
-------------

The online market for print products and services is less developed than the online market for other business and consumer products. If this market does not gain widespread acceptance, Tombstone's business may suffer. The Company's success will depend in part on Tombstone's ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, Tombstone may have to incur significantly higher and more sustained advertising and promotional expenditures or price its services and products more competitively than we currently anticipate, in order to attract additional online consumers to the websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from Tombstone include:

     - Concerns about buying graphic design services and printed products without face-to-face interaction with sales personnel;
     -    The inability to physically handle and examine product samples;
     -    Delivery time associated with Internet orders;
     - Concerns about security of online transactions and the privacy of personal information;
     -    Delayed shipments or shipments or incorrect or damaged products; and
     -    Inconvenience associated with returning or exchanging purchased items.

Interruptions to website operations,  information technology systems, production
--------------------------------------------------------------------------------
processes  or  customer  service  operations  as a result of natural  disasters,
--------------------------------------------------------------------------------
errors in technology,  capacity  constraints,  security breaches or other causes
--------------------------------------------------------------------------------
could  damage  Tombstone's  reputation  and  brand  and  substantially  harm the
--------------------------------------------------------------------------------
Company's business and results of operations.
---------------------------------------------

The satisfactory performance, reliability and availability of the Company's websites, transaction processing systems, network infrastructure, printing production facilities and customer service operations are critical to its reputation, and the Company's ability to attract and retain customers and to maintain adequate customer service levels. Any future interruptions that result in the unavailability of the Company's websites reduced order fulfillment performance or interfere with customer service operations could result in negative publicity, damage Tombstone's reputation and brand and cause its business and results of operations to suffer. Tombstone may experience temporary interruptions in operations for a variety of reasons in the future, including human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, and other events beyond its control.

The Company's technology, infrastructure and processes may contain undetected errors or design faults. These errors or design faults may cause the websites to fail and result in loss of, or delay in, market acceptance of its products and services. In the future, the Company may encounter additional issues, such as scalability limitations, in current or future technology releases. A delay in the commercial release of any future version of the technology or implementing improvements in infrastructure and processes could seriously harm its business. In addition, Tombstone's systems could suffer computer viruses and similar disruptions, which could lead to loss of critical data or the unauthorized disclosure of confidential customer data.

Tombstone's business requires that it have adequate capacity in its computer systems to cope with the high volume of visits to websites, particularly during promotional campaign periods. As the Company's operations grow in size and scope, it will need to improve and upgrade its computer systems and network infrastructure to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of the Company's systems and infrastructure may require it to commit substantial financial, operational and technical resources before the volume of the business increases, with no assurance that the Company's revenues will increase.

If  Tombstone is unable to market and sell  products  and  services  beyond  its
--------------------------------------------------------------------------------
existing  target  markets and develop new  products  and services to attract new
--------------------------------------------------------------------------------
customers, its results of operations may suffer.
-------------------------------------------------

Tombstone has developed products and services and implemented marketing strategies designed to attract small business owners and consumers to the websites and encourage them to purchase its products and services. Management believes it will need to address additional markets and attract new customers to further grow the business. To access new markets and customers management expects that it will need to develop, market and sell new products and additional services that address their needs. Tombstone intends to focus on developing new strategic relationships to expand marketing and sales channels. Any failure to develop new products and services, expand the Company's business beyond its existing target markets and customers, and address additional market opportunities could harm the business, financial condition and results of operations of the Company.


RISK FACTORS RELATED TO TOMBSTONE'S STOCK

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of Tombstone's Securities.
--------------------------

Tombstone is a "penny stock" company. Tombstone's securities currently trade on the Over-the Counter Bulletin Board under the symbol "TMCI." Tombstone's Units trade on the Over-the Counter Bulletin Board under symbol "TMCIU." There is a limited public market for Tombstone's Common Stock. Tombstone's Units have had no trading activity during the year ended December 31, 2008. Tombstone's Securities will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because Tombstone's securities constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to Tombstone's securities. The rules will further affect the ability of owners of Shares to sell Tombstone's securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Tombstone's management is aware of the abuses that have occurred historically in the penny stock market. Although Tombstone does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Tombstone's securities.

Tombstone will pay no foreseeable dividends in the future.
----------------------------------------------------------

Tombstone has not paid dividends on Tombstone's its Common Stock and does not ever anticipate paying such dividends in the foreseeable future.

Loss of control by Tombstone's  present  management and  stockholders  may occur
--------------------------------------------------------------------------------
upon issuance of additional Shares.
-----------------------------------

Tombstone may issue further Shares as consideration for the cash or assets or services out of its authorized but unissued Common Stock that would, upon issuance, represent a majority of Tombstone's voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace Tombstone's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by Tombstone's current Shareholders.

A limited public market exists for Tombstone's  Common Stock,  Units or Warrants
--------------------------------------------------------------------------------
at this time.
-------------

Tombstone's Common Stock trades on the Over-the Counter Bulletin Board under the symbol "TMCI." Tombstone's Units trade on the Over-the Counter Bulletin Board under symbol "TMCIU." There is a limited public market for Tombstone's Common Stock and Units and no assurance can be given that this market will continue to develop or that a Shareholder ever will be able to liquidate their investment without considerable delay, if at all. If the market continues to develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the securities. Due to the low price of Tombstone's securities, many brokerage firms may not be willing to effect transactions in Tombstone's securities. Even if a purchaser finds a broker willing to effect a transaction in Tombstone's securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Rule 144 sales in the future may have a depressive  effect on Tombstone's  stock
--------------------------------------------------------------------------------
price.
------

All of the outstanding Shares of Common Stock held by Tombstone's present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of Shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Future  dilution may occur due to issuances of Shares for various  consideration
--------------------------------------------------------------------------------
in the future.
--------------

There may be substantial dilution to Tombstone's Shareholders as a result of future decisions of the Board to issue Shares without Shareholder approval for cash, services, acquisitions, or pursuant to Tombstone's Employee/Consultant Stock Option Plan for which one million shares have been reserved. Award/Earnings/Vesting criteria under the Plan have not been set, however the price per share for exercise will be no less than $0.55 per Share. 900,000 Options are currently outstanding under the Plan.

Tombstone's Stock, Units or Warrants will in all likelihood be thinly traded and
--------------------------------------------------------------------------------
as a result  you may be  unable  to sell at or near ask  prices or at all if you
--------------------------------------------------------------------------------
need to liquidate your Shares.
------------------------------

The Shares of Tombstone's Common Stock and Units are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing Tombstone's common Shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Tombstone is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if Tombstone came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours Tombstone or purchase or recommend the purchase of any of Tombstone's Securities until such time as Tombstone the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in Tombstone's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. Tombstone cannot give you any assurance that a broader or more active public trading market for Tombstone's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, Tombstone can give investors no assurance that they will be able to sell their Shares or Units at or near ask prices or at all if you need money or otherwise desire to liquidate their Securities of Tombstone's.


Tombstone's  business is highly  speculative  and the  investment  is  therefore
--------------------------------------------------------------------------------
risky.
------

Due to the speculative nature of Tombstone's business, it is possible that an investment will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

Future Dilution.
----------------

The Units of Tombstone contain Warrants to purchase shares of Common Stock. Upon exercise of any of the Warrants, holders of Common Stock will suffer dilution of their interest in the Company unless they in turn exercise Warrants which they hold, if any. In addition, Warrants will be exercisable.


No Assurance of Public Market for any of Tombstone's Securities.
----------------------------------------------------------------

There is presently a limited market for any of Tombstone's securities and there can be no assurance a larger market will develop or that holders will be able to resell their Units, Common Stock or Warrants at the public offering price or without delay. Should a larger market for Tombstone's Securities develop there is no assurance that such a market will continue. In addition, due to the low price of these Securities many brokerage firms may not effect transactions in the Units, Common Stock or Warrants and banks may not accept them as collateral for loans.

Investors may be unable to exercise Warrants.
---------------------------------------------

For the life of the Warrants, Tombstone will attempt to maintain a current registration statement on file with the Securities and Exchange Commission relating to the Shares of Common Stock issuable upon exercise of the Warrants. If Tombstone is unable to maintain a current registration statement on file, the Warrantholders will be unable to exercise the Warrants and the Warrants may become valueless. Although the Units will not knowingly be sold in any jurisdiction in which they are not registered or otherwise qualified, purchasers of the Units may relocate into a jurisdiction in which the securities underlying the Warrants are not so registered or qualified. In addition, purchasers of the Warrants in the open market may reside in a jurisdiction in which the Securities underlying the Warrants are not the qualification of the Securities underlying the Warrants for sale in all of the states in which the Warrantholders reside, the Warrantholders in those states may have no choice but to either sell their Warrants or permit them to expire. Prospective investors and other interested persons who wish to know whether or not Tombstone's Common Stock may be issued upon the exercise of Warrants by Warrantholders in a particular state should consult the securities commission of the state in question. (See "Description of Securities")

Multiple types of Securities trading may cause confusion to Investors.
----------------------------------------------------------------------

Tombstone has four increments of Securities trading which may cause confusion to investors resulting in volatile or inconsistent prices in the market, if any develops, for each of the types of Securities. The increments are Units, Shares, "A" Warrants and "B" Warrants.


ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.


ITEM 2.  PROPERTIES
-------------------

Tombstone does not own any property, real or otherwise. For the first year, the Company conducted administrative affairs from the office located in the home of the Company's Chairman and CFO, Neil A. Cox, at no cost. Tombstone's current office address is 2400 Central Avenue, Suite G, Boulder, Colorado 80301. The monthly rental approximates $965 per month. The lease is on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Tombstone anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Tombstone cannot assure that their ultimate disposition will not have a materially adverse effect on Tombstone's business, financial condition, cash flows or results of operations. There are no such claims or legal proceedings as of December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

An annual Meeting of Shareholders of the Company was held on July 24, 2008 for the purposes of:

     1.   To elect three persons to the Board of Directors for the ensuing year;

     2.   To  authorize a change in the name of this  corporation  to  Tombstone
          Technologies,   Inc.   (requires  an  amendment  to  the  Articles  of
          Incorporation);

     3. To authorize the creation of Preferred Stock (requires an amendment to the Articles of Incorporation); and

     4. To ratify the appointment of the Company's auditors, Cordovano and Honeck LLP.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

Tombstone's Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). In October 2007, Tombstone began trading on the over the counter bulletin board under the symbol "TMCI." During the period of October 2007 through December 31, 2007, Tombstone's shares did not trade.

During the period January 1, 2008 through December 31, 2008 Tombstone's common stock had limited trading as shown in the table below.

                                                    HIGH                   LOW

For the quarter ended December 31, 2008            $0.65                  $0.65
For the quarter ended September 30, 2008           $0.55                  $0.55
For the quarter ended June 30, 2008                $1.05                  $1.05
For the quarter ended March 31, 2008               $0.90                  $0.85


In addition to Tombstone's common stock, in October 2007, the Company began trading its Units on the OTC Bulletin Board. A Unit consists of 1 share of Tombstone common stock, 1 of the Company's "A" Warrants and 1 of the Company's B" Warrants. The Units trade on the OTC Bulletin Board under the symbol "TMCIU." During the period of October 2007 through December 31, 2008, the Company's Units did not trade.

Holders

There are approximately 47 holders of record of Tombstone common stock as of December 31, 2008.

Dividend Policy

As of the filing of this Annual Report, Tombstone has not paid any dividends to Shareholders. There are no restrictions which would limit the Company's ability to pay dividends on common equity or that are likely to do so in the future. The Colorado Revised Statutes, however, do prohibit Tombstone from declaring dividends where, after giving effect to the distribution of the dividend; the Company would not be able to pay its debts as they become due in the usual course of business; or its total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of Shareholders who have preferential rights superior to those receiving the distribution.

Shares Eligible for Future Sale

As of December 31, 2008, Tombstone currently has 3,230,000 shares of common stock outstanding. A current shareholder who is an "affiliate" of Tombstone, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Tombstone will be required to comply with the resale limitations of Rule 144. Of these shares a total of 1,684,000 shares have been held for six months or more and are eligible for resale under Rule 144 assuming the Company has been a reporting company for 90 days. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Tombstone. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

Tombstone made the following unregistered sales of its securities from January 1, 2008 through December 31, 2008.


DATE OF SALE  TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
------------  --------------------  --------------  ---------------------  ---------------------

   3/15/08         Options             125,000       Consulting Services    Business Associate

   3/15/08         Options              50,000       Consulting Services    Business Associate

   4/15/08         Options             100,000       Consulting Services    Business Associate

   6/30/08         Options              50,000       Consulting Services    Business Associate

   8/8/08          Options             150,000             Services              Director

   8/8/08          Options              50,000       Consulting Services    Business Associate

   9/4/08          Options              50,000       Consulting Services    Business Associate

   12/3/08         Options              25,000       Consulting Services    Business Associate

Exemption From Registration Claimed
-----------------------------------

All of the sales by Tombstone of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to Tombstone's management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion is intended to provide an analysis of Tombstone's financial condition and should be read in conjunction with Tombstone's financial statements and the notes thereto set forth herein. The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Tombstone's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Plan of Operations

At December 31, 2008, Tombstone had cash on hand of $11,882. The Company intends to use its cash funds to continue operations. Tombstone intends to continue to develop the business opportunities presented by Tombstone's OIEPrint(TM) software and its business in the printing of custom playing cards. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

During the year ended December 31, 2008, the Company has focused on the continued development of the Company's OIEPrint software and conducted the beta testing of such software. With the completion of the testing of the software, the Company began to offer the software for sale starting in October 2008. The Company offers two products:

     o OIEPrint - is a platform, independent browser-based R (RIA) that supports template driven design and provides high-resolution PDF files to the printer; and

     o OIEPrint Store - An advanced e-commerce solution that supports multiple customization options (e.g. paper color, paper weight, paper finish, collating, binding, shipping, etc.) and dependent variables (e.g. If you choose "A," you cannot choose "B" but can choose "C").

Over the next twelve months the Company intends to develop a third software product, OIEPrint VDP, a tool for linking database mining with custom printing and 1:1 marketing and release it for sales.

While each product will be available as a stand-alone license, the Company is offering a fully hosted solution for a monthly fee. Customization and implementation fees are also anticipated. Tombstone will offer the products through its Company, via an outbound sales staff that utilizes Web-based demos and Web-video in order to engage customers.

During the third quarter of the year ended December 31, 2008, the Company's Board of Directors resolved to abandon the manufacture and marketing of customized playing cards and to concentrate on the development, marketing and licensing of software for the local printers industry. As a result, the Company has impaired the value of the of its playing card property to zero and has accounted for such properties and operations as discontinued operations.

In the continuance of Tombstone's business operations it does not intend to purchase or sell any significant assets and the Company does not expect a significant change in the number of its employees.

The Company is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet the Company's ongoing operating expenses. There is no assurance that Tombstone will be able to raise the necessary equity and/or debt that it will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. Tombstone cannot make any assurances that it will be able to raise funds through such activities.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.


RESULTS OF OPERATIONS
---------------------

For The Year Ended  December  31, 2008  Compared to the Year Ended  December 31,
2007

During the year ended December 31, 2008 and 2007, Tombstone did not recognize any revenues from its continuing operations.

During the year ended December 31, 2008, Tombstone incurred general and administrative expenses of $323,760 compared to $318,994 during the year ended December 31, 2007. The increase of $4,766 was due in part to the Company's increased operational activities compared to the prior period. During the year ended December 31, 2008, general and administrative expenses included $52,862 in stock compensation expenses, $23,441 accounting and $144,037 payroll expense.

During the year ended December 31, 2008, the Company recognized a loss before discontinued operations of $320,355 compared to $297,048 during the year ended December 31, 2007. The increase of $23,307 is a result of decrease of $18,054 in interest income combine with the $4,766 increase in general and administrative expenses discussed above.

During the year ended December 31, 2008, the Company incurred a net loss of $380,089 compared to a net loss of $342,425 for the year ended December 31, 2007. The decrease of $37,664 was due to the $18,054 decrease in operational losses from continuing operations combined with the $12,758 in losses from the abandonment of the playing card component.

During the year ended December 31, 2008, Tombstone recognized a net loss per share of $0.12 compared to a net loss per share of $0.11 per share during the year ended December 31, 2007.

Liquidity  and Capital  Resources  for the Year Ended  December 31, 2008 and the
--------------------------------------------------------------------------------
Period From April 29, 2005(Inception) Through December 31, 2008
---------------------------------------------------------------

At December 31, 2008, Tombstone had cash and cash equivalents of $11,882 and total current assets of $14,119 and current liabilities of $42,404. At December 31, 2008, current liabilities exceed current assets by $28,205.

Net cash used in operating activities during the year ended December 31, 2008 was $252,007, compared to net cash used in operating activities during the year ended December 31, 2007 of $293,449. During the year ended December 31, 2008, the net cash used represented a net loss of $380,089, was adjusted for certain non-cash items consisting of stock based compensation of $52,862 and depreciation expense of $10,237.

During the year ended December 31, 2007, the net cash used represented a net loss of $342,425, adjusted certain non-cash items consisting of stock based compensation of $48,205 and depreciation expense of $8,168.

During the year ended December 31, 2008, the Company used $47,080 in its investing activities. Investing activities during the year ended December 31, 2008, included $6,750 for property and equipment, $484 of patent application costs and $39,846 in the purchase of software. During the year ended December 31, 2007, the Company used cash of $27,453 in its investing activities to purchase equipment.

During the year ended December 31, 2008, the Company used $2,529 in its financing activities consisting solely of payments on its capital lease. During the year ended December 31, 2007, the Company neither received nor used in its financing activities.

During the year ended December 31, 2008, the Company granted vested options exercisable for 600,000 shares of the Company's common stock in exchange for consulting services. The Company recognized compensation expenses of $52,862 in connection with the grant.

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008 and 2007 includes a "going concern" uncertainty paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

Tombstone is dependent on raising additional equity and/or debt to fund any negotiated settlements with its outstanding creditors and meet its ongoing operating expenses. There is no assurance that the Company will be able to raise the necessary equity and/or debt that Tombstone will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. Tombstone cannot make any assurances that the Company will be able to raise funds through such activities.

Critical Accounting Policies

Tombstone has identified the policies below as critical to its business operations and the understanding of Tombstone's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Tombstone's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page F-7 for the years ended December 31, 2008 and 2007. Note that Tombstone's preparation of this document requires Tombstone to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Tombstone's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Tombstone follows very specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of Tombstone revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause Tombstone's operating results to vary significantly from quarter to quarter and could result in future operating losses.

The Company recognizes revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 Revenue Recognition. Consistent with the requirements of these SABs, revenue is recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and d) collection is reasonably assured.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. Application of SFAS 123R requires the use of significant estimates, including expected volatility, expected term, risk-free interest rate and forfeiture rate. SFAS 123R was effective for Tombstone beginning July, 2006.

Impairment of Other Long-Lived Assets

Long-lived assets that do not have indefinite lives, such as property and equipment and acquired customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the assets.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (R), Business Combinations ("SFAS 141 (R)"), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price, and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51 ("SFAS 160") which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments, and the fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore SFAS No. 159 did not have an impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November, 15, 2008, and the Company is currently evaluating the impact of adoption.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Tombstone's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Tombstone's cash holdings do not generate interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Tombstone Technologies, Inc. for the year ended December 31, 2008, period from April 29, 2005 (inception) through December 31, 2007, and period from April 29, 2005 through December 31, 2008, appear as pages F-3 through F-6.

                          Tombstone Technologies, Inc.

                              FINANCIAL STATEMENTS

                    YEAR ENDED DECEMBER 31, 2008, PERIOD FROM
            APRIL 29, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007, AND
              PERIOD FROM APRIL 29, 2005 THROUGH DECEMBER 31, 2008

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                          Index to Financial Statements

                                                                          Page
                                                                         ------

Independent Auditors' Report..............................................F-2

Balance Sheets at December 31, 2008 and 2007..............................F-3

Statements of Operations for the Years Ended December 31, 2008
    and 2007..............................................................F-4

Statement of Changes in Shareholders' Equity for the
    period from January 1, 2007 through December 31, 2008.................F-5


Statements of Cash Flows for the Years Ended December 31, 2008
    and 2007..............................................................F-6

Notes to Financial Statements.............................................F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Tombstone Technologies, Inc.:

We have audited the accompanying balance sheet of Tombstone Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tombstone Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As shown in the financial statements, the Company incurred a net loss of $380,089 for 2008 and has incurred substantial net losses for each of the past three years. At December 31, 2008, current liabilities exceed current assets by $28,285. These factors, and the others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence


/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 13, 2009


                                  TOMBSTONE TECHNOLOGIES, INC.
                                (Formerly Tombstone Cards, Inc.)
                                         Balance Sheets


                                                                                                December 31,
                                                                                     --------------------------------------
                                                                                           2008                2007
                                                                                     ------------------  ------------------
                                             Assets

Current assets
   Cash and cash equivalents....................................................     $          11,882   $         313,498
   Accounts receivable, net.....................................................                   383               9,256
   Prepaid expenses.............................................................                 1,854               1,494
                                                                                     ------------------  ------------------

             Total current assets...............................................                14,119             324,248
   Property and equipment, net of accumulated depreciation (Note 3).............                17,591              21,078
   Net assets of discontinued operations (Note 4)...............................                  --                17,789
   Deferred software development costs (Note 3).................................                53,450              13,604
   Intangible assets, net of accumulated amortization...........................                   484                --
                                                                                     ------------------  ------------------
             Total assets.......................................................     $          85,644   $         376,719
                                                                                     ==================  ==================

                              Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities.....................................     $          39,707   $             578
   Unearned revenue.............................................................                  --                   448
   Current portion - capital lease obligation...................................                 2,697               1,992
                                                                                     ------------------  ------------------

             Total current liabilities..........................................                42,404               3,018

Capital lease obligation, less current portion (Note 1 and Note 3)..............                 1,542               4,776
                                                                                     ------------------  ------------------

             Total liabilities..................................................                43,946               7,794
                                                                                     ------------------  ------------------

Shareholders' equity:
   Preferred stock, no par value; 1,000,000 shares authorized,
     -0- and -0- shares issued and outstanding..................................                  --                  --
   Common stock, no par value; 100,000,000 shares authorized,
     3,230,000 and 3,230-,000 shares issued and outstanding.....................               816,305             816,305
   Additional paid-in capital...................................................               134,892              82,030
   Deficit accumulated during development stage.................................              (909,499)           (529,410)
                                                                                     ------------------  ------------------

             Total shareholders' equity.........................................                41,698             368,925
                                                                                     ------------------  ------------------

             Total liabilities and shareholders' equity.........................     $          85,644   $         376,719
                                                                                     ==================  ==================



                         See accompanying notes to financial statements


                             TOMBSTONE TECHNOLOGIES, INC.
                           (Formerly Tombstone Cards, Inc.)
                               Statements of Operations


                                                                          For the Years
                                                                              Ended
                                                                           December 31,
                                                                ----------------------------------
                                                                     2008              2007
                                                                ----------------  ----------------

Continuing operations:
    Selling, general and administrative expenses..............$       323,760     $     318,994
                                                                ----------------  ----------------

               Loss from continuing operations................       (323,760)         (318,994)
Other income and (expense):
    Interest income...........................................          3,893            21,947
    Interest expense..........................................           (488)            --
                                                                ----------------  ----------------
                                                                        3,405            21,947
    Loss before income taxes and
      discontinued operations.................................       (320,355)         (297,048)
Income tax provision..........................................            --                 --
                                                                ----------------  ----------------

      Loss before discontinued operations.....................       (320,355)         (297,048)
Discontinued operations:
    Loss from operations of playing card
      component, net of taxes.................................        (46,976)          (45,377)
    Loss from abandonment of playing card
      component, net of taxes.................................        (12,758)            --
                                                                ----------------  ----------------

               Net loss.......................................$      (380,089)    $    (342,425)
                                                                ================  ================

Basic and diluted loss per share..............................$         (0.12)    $       (0.11)
                                                                ================  ================

Basic and diluted weighted average
    common shares outstanding.................................      3,230,000         3,230,000
                                                                ================  ================











                    See accompanying notes to financial statements
                                          F-4


                                  TOMBSTONE TECHNOLOGIES, INC.
                                (Formerly Tombstone Cards, Inc.)
                          Statement of Changes in Shareholders' Equity
                                           Additional

                                                      Common Stock                   Paid-in          Accumulated
                                           -----------------------------------
                                               Shares             Amount             Capital            Deficit             Total
                                           ----------------   ----------------   -----------------  -----------------  -------------

Balance at December 31, 2006...............    3,230,000      $     816,305      $        33,825   $     (186,985)     $   663,145
    Stock options and warrants vested......          --                  --               48,205             --             48,205
    Net loss...............................          --                  --                   --         (342,42           342,425)
                                           ----------------   ----------------   -----------------  -----------------  -------------

Balance at December 31, 2007...............    3,230,000            816,305               82,030         (529,410)         368,925
                                           ----------------   ----------------   -----------------  -----------------  -------------
    Stock options and warrants vested......          --                  --               52,862              --            52,862
    Net loss...............................          --                  --                   --         (380,089)        (380,089)
                                           ----------------   ----------------   -----------------  -----------------  -------------
Balance at December 31, 2008...............    3,230,000      $     816,305      $       134,892   $     (909,499)     $    41,698
                                           ================   ================   =================  =================  =============











                         See accompanying notes to financial statements
                                              F-5


                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                            Statements of Cash Flows

                                                                           For the Years
                                                                               Ended
                                                                            December 31,
                                                                  ------------------------------------
                                                                        2008                2007
                                                                  -----------------  -----------------

Cash flows from operating activities:
    Net loss......................................................$        (380,089)  $   (342,425)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Stock-based compensation......................................           52,862         48,205
    Depreciation Expense..........................................           10,237          8,168
      Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable................            8,873         (9,256)
        Decrease (increase) in prepaid expenses...................             (360)         7,918
        Decrease (increase) in inventories........................             --           (4,760)
        Loss on write off of assets of discontinued
          playing card component (Note 4).........................           17,789           --
        (Decrease) increase in accounts payable...................           38,681         (1,299)
                                                                  -----------------  -----------------
               Net cash flows used in
                 operating activities.............................         (252,007)      (293,449)
                                                                  -----------------  -----------------

Cash flows from investing activities:
    Purchase of property and equipment............................           (6,750)       (27,453)
    Patent application costs......................................             (484)         --
    Purchase of software..........................................          (39,846)         --
                                                                  -----------------  -----------------
               Net cash flows used in
                 investing activities.............................          (47,080)       (27,453)
                                                                  -----------------  -----------------

Cash flows from financing activities:
    Cash payments on capital lease................................           (2,529)          --
                                                                  -----------------  -----------------
               Net cash flows used in
                 financing activities.............................           (2,529)          --
                                                                  -----------------  -----------------


                 cash equivalents.................................         (301,616)      (320,902)

Cash and cash equivalents:
    Beginning of year.............................................          313,498        634,400
                                                                  -----------------  -----------------

    End of year...................................................$          11,882   $    313,498
                                                                  =================  =================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes................................................$            --     $       --
                                                                  =================  =================
      Interest....................................................$            --     $       --
                                                                  =================  =================




                    See accompanying notes to financial statements
                                         F-6

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                          Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Tombstone Technologies, Inc. (referenced as "we", "us", "our" in the accompanying notes) was incorporated in the State of Colorado on April 29, 2005. We were organized to engage in the business of manufacturing and selling personalized playing cards. We changed our name in 2008 from Tombstone Cards, Inc. to Tombstone Technologies, Inc. to reflect our current operations (See also
Note 4).

We have had limited operations since inception. Those operations have focused on the structure and capital formation of the Company and on the manufacturing and marketing of customized playing cards.

In 2007, as part of our manufacturing and printing of customized playing cards business, we researched the technology to handle the development, marketing and licensing of software targeting the local printers industry.

During the third quarter of 2008, our board of directors made the decision to revise our business plan to direct the Company's efforts and resources toward the development and marketing of the local printer's industry software. We are no longer promoting our customized playing cards and we have abandoned, for all intents and purposes, the customized playing card business.

We plan to offer the following products to local printers:

     o OIEPrint - a platform independent, browser-based RIA that supports template driven design and provides high-resolution PDF files to the printer.

     o OIEPrint Store - an advanced e-commerce solution that supports multiple customization options (e.g. paper color, paper weight, paper finish, collating, binding, shipping, etc.) and dependent variables (e.g. If you choose "A," you cannot choose "B" but can choose "C")

     o OIEPrint VDP - an easy-to-use tool for linking database mining with custom printing and 1:1 marketing.

In connection with the development of the OIEPrint(TM) software, on December 27, 2007, the Company filed a provisional patent application with the United States Patent and Trademark Office (USPTO) titled Internet Application for the Design of High Resolution Digital Graphics.

There is no assurance, of course, of market acceptance, or that, if accepted, the new products will be profitable.

Development Stage Company

During 2007, we emerged from the development stage.

Uncertainties:

We have suffered losses from operations since inception and at December 31, 2008, we have a deficit in working capital such that we are unable to meet our obligations as they come due without raising additional debt or equity capital. Currently, we have negative trends.

We have plans in place for dealing with the effects of the above adverse conditions and events. We plan to launch our first two products during the 2nd quarter of 2009. In addition to the proceeds from the sale of our products, we

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                          Notes to Financial Statements

plan to raise $150,000 through the sale of convertible promissory notes payable. We commenced the offering of such notes in the first quarter of 2009. As of March 25, 2009, we have raised $5,000 in proceeds from the offering. The proceeds from this offering, assuming we sell out, should alleviate substantial doubt about of ability to continue as a going concern through July 2009. We plan to raise additional funds before August 2009, if necessary. We plan to periodically raise capital until we cash flow from operations.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. We had $-0- and $304,489 cash equivalents at December 31, 2008 and 2007, respectively.

Accounts Receivable:

The allowance for doubtful accounts, which is $-0- and $-0- at December 31, 2008 and 2007, respectively, is based on an assessment of the collectibility of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Inventories

Inventories are stated at the lower of cost (determined on an average cost) or market value. (See discontinued operations).

Equipment

Equipment is recorded at cost. Expenditures that extend the useful lives of equipment are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the equipment are expensed as incurred. Depreciation is provided on the straight-line method over 3 years.

Unamortized Software Development Costs

Software development costs include payments made to independent software developers under agreement. We account for software development costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software development costs are capitalized once the technological feasibility of a software program is established and such costs are determined to be recoverable. Technological feasibility is evaluated on a program-by-program basis. We evaluate the future recoverability of capitalized amounts on a quarterly basis. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific program for which the costs relate.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. We evaluate the future recoverability of capitalized software development costs on a quarterly basis.

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                          Notes to Financial Statements

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $9,574 and $32,275, respectively, for the years ended December 31, 2008 and 2007, respectively.

Earnings (Loss) per Common Share

Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At December 31, 2008 and 2007, there were no variances between basic and diluted loss per share as the impact of options and warrants outstanding to purchase a total of 5,020,000 shares of our common stock at December 31, 2008 and 4,570,000 shares of our common stock at December 31, 2007 would have been anti-dilutive.

Share-Based Awards

Share-based compensation awards are recognized at fair value in accordance with SFAS 123(R), "Accounting for Share-Based Payment."

New Accounting Standards

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                          Notes to Financial Statements

accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements (2) Related Party Transactions.

The Company is indebted to two officers for accrued but unpaid compensation totalling $36,000 at December 31, 2008.


(3) Balance Sheet Components

Property and equipment

At December 31, 2008 and 2007, major classes of property and equipments were:

                                                        December 31,
                                             -----------------------------------
                                                    2008              2007
                                             -----------------------------------
Furniture and fixtures.......................$        1,421   $           1,421
Office equipment.............................        24,612              21,526
Leased equipment.............................         6,768               6,768
Less: accumulated depreciation...............       (15,210)             (8,637)
                                             $       17,591   $          21,078

Depreciation expense was $10,237 and $8,168, respectively, for the years ended December 31, 2008 and 2007.

Unamortized Software Development Costs

At December 31, 2008 and 2007, unamortized software development costs were:

                                                        December 31,
                                                --------------------------------
                                                    2008                2007
                                                    ----                ----
OEI Print....................................   $   26,725            $  13,604
OEI Storefront...............................       26,725                 --


We plan to amortize the software development costs over their useful lives once the software is placed into service.

(4) Discontinued Operations- Playing Card Component

Our playing card component lost $46,976 and $45,377 in 2008 and 2007, respectively.
During the third quarter of 2008, the Board of Directors resolved to abandon the manufacture and marketing of customized playing cards and to concentrate on the development, marketing and licensing of software for the local printers industry.

In the fourth quarter 2008, we wrote-off the value of our playing card property as follows:

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                          Notes to Financial Statements

Unamortized website costs......................$        6,014
Packaging supplies inventory...................         6,744
                                                --------------
                                                $      12,758
                                                ==============

Results for the discontinued operations were as follows:

                                                         Year Ended
                                                        December 31,
                                                      ----------------
                                                   2008                2007
                                                ---------            --------
Net sales....................................   $   55,438          $   43,759
Cost of sales................................      (36,414)            (22,886)
Allocated overhead expense...................      (66,000)            (66,250)
                                                -----------         -----------
                                                $  (46,979)         $  (45,377)
                                                ===========         ===========

The net liabilities of discontinued operations that are included on the Balance Sheet consisted of the following:

                                                         Year Ended
                                                        December 31,
                                                      ----------------
                                                   2008                2007
                                                ---------            --------
Unamortized website costs....................   $   --              $    7,732
Shipping containers..........................       --                   3,025
Card decks...................................       --                   7,032
                                                -----------         -----------
                                                $   --              $   17,789
                                                ===========         ===========

(5) Shareholders' Equity

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock. To date there have been no issuance of preferred stock. Upon issuance the Board of Directors will determine the terms and conditions.

Common Stock

The Company is authorized to issue 100,000,000 shares of no par value common stock.

Common Stock Options and Warrants

During 2008, we granted to consultants, options to purchase 600,000 shares of our common stock at an exercise prices ranging from $0.65 per share to $1.50 per share, in exchange for consulting services. The options vested immediately and expired from 2009 to 2013. Our Board of Directors, utilizing appropriate software, estimated the fair value of the options at values ranging from $0.001 per share to $0.2981 per share, or $52,863, which was recorded as stock compensation cost included in general and administrative expenses in the accompanying financial statements at December 31, 2008.

Using the Black-Scholes option-pricing software, the Board of Directors assumed the following in estimating the fair value of the warrant at the grant date:

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                          Notes to Financial Statements

                                                        From             To
Risk-free interest rate............................     0.70%           2.37%
Dividend yield.....................................     0.00%           0.00%
Volatility factor..................................    22.00%          50.00%
Weighted average expected life.....................     0.07%           5.00%

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

Using the Black-Scholes option-pricing software, the Board of Directors assumed the following in estimating the fair value of the warrant at the grant date:

Risk-free interest rate............................     4.02%
Dividend yield.....................................     0.00%
Volatility factor..................................    50.00%
Weighted average expected life.....................    3 years

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

Using the Black-Scholes option-pricing software, the Board of Directors assumed the following in estimating the fair value of the warrant at the grant date:

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                         Notes to Financial Statements


                                                                                               Weighted        Weighted
                                                                                                Average        Average
                                                                                Exercise       Exercise       Remaining
                                                                 Number          Price           Price       Contractual
                                                                of Shares      Per Share       Per Share         Life
                                                              -------------- --------------- -------------- ---------------

Outstanding at January 1, 2007................................    4,270,000         -        $       -             N/A

Granted.......................................................      300,000   $0.75 - $1.00  $    0.77         1.83 years
Exercised.....................................................        --           --             --               N/A
Cancelled/Expired.............................................        --           --             --               N/A
                                                              -------------- ------------------------------ ---------------
Outstanding at December 31, 2007..............................    4,570,000   $0.75 - $1.00  $    0.77         1.83 years
Granted.......................................................      600,000
Exercised.....................................................        --           --             --               N/A
Cancelled/Expired.............................................     (150,000)       --             --               N/A
                                                              -------------- ------------------------------ ---------------
Outstanding at December 31, 2008..............................    5,020,000   $0.65 - $1.50  $   0.95          1.35 years
                                                              ==============                 ==============

Excerisable at December 31, 2008..............................    5,020,000   $0.65 - $1.50  $   0.89          1.35 years
                                                              ============== ============================== ===============

                                                                Year Ended
                                                               December 31,
                                                         -----------------------
                                                          2008            2007
                                                          ----            ----
Total fair value of options vested during the period    $ 52,863        $ 48,205

(6) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:


                                                                 Year Ended
                                                                December 31,
                                                      --------------------------------
                                                        2008                    2007
                                                      --------                --------

U.S. statutory federal rate......................         25%                   27.50%
State income tax rate............................          5%                    3.36%
Permanent difference - Contributed services......      -1.90%                   -1.90%
Net operating loss for which no tax
  benefit is currently available.................     -28.10%                  -28.96%
                                                      --------                --------
                                                        0.00%                    0.00%
                                                      --------                --------

                          TOMBSTONE TECHNOLOGIES, INC.
                        (Formerly Tombstone Cards, Inc.)
                         Notes to Financial Statements

At December 31, 2008, deferred tax assets consisted of a net tax asset of $148,149 due to operating loss carryforwards of $909,499 which was fully allowed for, in the valuation allowance of $148,149. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2008 totaled $380,089. The net operating loss carryforward expires through the year 2028.

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

(7)      Subsequent Event

Through March 25, 2009, we have raised $5,000 in connection with a convertible promissory note at 8%.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Tombstone's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Tombstone's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Tombstone's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Tombstone's financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2008. Tombstone believes that internal control over financial reporting is effective. The Company has not identified any, current material weaknesses considering the nature and extent of the Company's current operations and any risks or errors in financial reporting under current operations.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Tombstone's directors, executives or officers, including their ages as of December 31, 2008.


      Name              Age                   Position                             Term
-------------------- ---------- --------------------------------------------- ----------------

John N. Harris          62      President, Chief Executive Officer and             Annual

Neil A. Cox             59      Chairman of the Board and Chief Financial          Annual

William H. Reilly       55      Chief Operations Officer/Chief Technology          Annual


Tombstone's officers are elected by the board of directors at the first meeting after each annual meeting of Tombstone's shareholders and hold office until their successors are duly elected and qualified under Tombstone's bylaws, or as defined by the terms of employment agreements.

The directors named above will serve until the next annual meeting of Tombstone's stockholders. Thereafter, directors will be elected for one-, two-, or three-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Tombstone and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Tombstone's Officers devote substantially all their time to the affairs of the Company.

President, Chief Executive Officer and Director
John N. Harris, 62

Mr. Harris began his career in the securities industry in 1971 with Newhard Cook & Co., a St. Louis based NYSE member firm. Licensed both as a broker and principal, he ultimately managed brokerage offices for several regional NASD brokerage firms. Since 1985, he has been self-employed as a business consultant and as a private investor. For the last 5 years Mr. Harris has been an independent financial consultant. Mr. Harris brings Tombstone experience in the public securities market.

Chairman of the Board and Chief Financial Officer
Neil A. Cox, 59

Mr. Cox has more than 30 years experience in the securities and financial industry. He brings enthusiasm, energy, and a solid base of understanding in acquisitions, strategic planning, and public and private financing. Mr. Cox is a former officer and director of a regional broker-dealer and has been involved with structuring, financing, and investment banking activities for dozens of companies. In 1999, as chief financial officer of IDMedical.com, Mr. Cox coordinated the efforts for the company to become a publicly traded software company that tried to pioneer computerized medical records on the Internet. Mr. Cox received a Bachelor of Business Administration (BBA) from West Texas A&M University (formerly known as West Texas State University) in 1971. He served in the United States Army as an Infantry Lieutenant, and is also a licensed insurance broker. Mr. Cox had been self-employed with Rocky Mountain Securities and Investments, Inc. until 2002, a registered broker-dealer; and from 2002-2004, Mr. Cox was self-employed with Moloney Securities Co., Inc., a registered broker-dealer. Since 2004, Mr. Cox has been an independent insurance broker (Life, Health, & Accident) who has represented many Life and Health Insurance Companies and is also an independent business consultant.

Chief Operations Officer/Chief Technology Officer and Director
William H. Reilly, 55

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

Annual Meeting

The annual meeting of Tombstone's stockholders is expected to be held as soon as practicable. This will be a meeting of stockholders for the election of directors. The annual meeting will be held at Tombstone's principal office or at such other place as permitted by the laws of the State of Colorado and on such date as may be fixed from time to time by resolution of Tombstone's Board of Directors.

Committees of the Board of Directors

Tombstone is managed by its officers under the oversight of its Board of Directors. Tombstone's Board of Directors plans to establish an Audit Committee as soon as practicable. Tombstone is currently attempting to recruit one or more independent directors to serve on the Board of Directors and the audit committee, at least one of whom will qualify as an "Audit Committee Financial Expert" as defined in SEC regulations. Tombstone is also establishing a Compensation Committee. There are currently no other committees under consideration.

Executive Committee

Tombstone currently does not have an Executive Committee.

Audit Committee

Tombstone currently does not have an Audit Committee. When formed, the Audit Committee will be comprised solely of directors who are independent and financially competent, as required by the Securities Exchange Act of 1934, which, as amended, Tombstone refers to as the Securities Exchange Act. At least one member of the committee will have accounting or related financial management expertise.

Previous "Blank Check" or "Shell" Company Involvement

Management of the Company has not been involved in prior private "blank-check" or "shell" companies.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(s) forms they file.

The following  persons failed to file forms on a timely basis, as required under
Section 16(a) as follows:

         John N. Harris - Form 3 and Schedule 13d
         William H. Reilly - Form 3
         Capital Merchant Banc - Schedule 13d
         Michael J. Keate - Schedule 13d
         Roland Rosenboom - Schedule 13d
         James Scanlon - Schedule 13d
         Mike Scanlon - Schedule 13d

Conflicts of Interest - Directors

The directors of Tombstone, who are not employed full-time, may not devote more than a portion of their time to the affairs of the Company. There may be occasions when the time requirements of Tombstone's business conflict with the demands of their other business and investment activities. Experienced directors of public companies are difficult to engage due to expertise/experience issues and liability, and may not be readily available to be engaged, leaving the Company lacking in experienced directors.

Conflicts of Interest - Other

Certain officers and directors of Tombstone may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. Additionally, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. At the date of this Annual Report on Form 10-K, there are no current conflicts of interests involving any of the Company's directors or executive officers as to any known business conflicts of the Company's business. No member of management is currently an officer/director or affiliate with any other public or private company that is currently, or is planning to be in a competitive business.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers during the fiscal years ended December 31, 2008, 2007 and 2006. The table sets forth this information for Tombstone, including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of December 31, 2008.


                              SUMMARY EXECUTIVES COMPENSATION TABLE

                                                              Non-equity Non-qualified
                                                              incentive    deferred
                                           Stock     Option    plan       compensation     All other
Name & Position          Salary    Bonus   awards    awards    compen-     earnings      compensation    Total
                  Year     ($)      ($)      ($)      ($)      sation         ($)            ($)          ($)
                                                                 ($)

John N. Harris    2008   36,000      0        0        0          0            0              0          36,000
President &       2007   36,000      0        0        0          0            0              0          36,000
CEO (1)           2006   18,000    3,000      0        0          0            0              0          21,000

Neil A. Cox,      2008   36,000      0        0        0          0            0              0          36,000
CFO (1)           2007   36,000      0        0        0          0            0              0          36,000
                  2006   18,000    3,000      0        0          0            0              0          21,000

William H.        2008   42,000      0        0       150                                                 150
Reilly,           2007   42,000      0        0        0          0            0              0          42,000
COO/CTO (1)       2006   21,000    3,500      0     2,500(2)      0            0              0          27,000

(1) Payroll was made for the months of July-December 2006, therefore the actual salaries paid were: Neil Cox-$18,000, John Harris-$18,000 and William Reilly-$21,000, and Messrs. Cox and Harris each received a $3,000 bonus, and Mr. Reilly received a $3,500 bonus. The executives forgave any salary obligation for January - June of 2006 in consideration of the bonus paid in August of 2006. Messrs. Harris and Cox each forwent $15,000, and Mr. Reilly forwent $17,500. During the year ended December 31, 2008, Messrs. Harris and Cox's both were paid $18,000 of their $36,000 salaries. The remaining $18,000 was accrued at December 31, 2008.

The President, CFO and COO/CTO contributed their management services to Tombstone's business until June 30, 2006, and were not paid until August 2006. The President and CFO were paid for July 2006 and August 2006 at the rate of $3,000 per month. The COO/CTO was paid for July 2006 and August 2006 at the rate of $3,500 per month. The President and CFO were paid a bonus also of $3,000 for deferring salaries until August 2006 and the COO/CTO (William Reilly) was paid a bonus of $3,500 for deferring salaries until August 2006.

(2) During the year ended December 31, 2008, Mr. Reilly was issued an option to purchase 150,000 shares of the Company's common stock. The option has an exercise price of $0.65 per share. The option was valued using the Black-Scholes method. During the year ended December 31, 2006, Mr. Reilly was issued an option to purchase 100,000 shares of the Company's common stock. The option has an exercise price of $0.55 per share and a term of 3 years expiring in August 2009. The value of the option was determined using the exercise price.

Up until June 30, 2006, Tombstone's officers had served without salary and contributed their services, and thereafter the Company has paid the President and CFO at a rate of $3,000 per month on a month- to month basis without contract. The COO/CTO is paid at a rate of $3,500 per month on a month to month basis without contract.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                  -------------------------------------------

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2008 the "Named Executive Officers"):


                                   Option Awards Stock awards
                                                                                                    Equity
                                                                                                    incentive
                                        Equity                                                      plan
                                       incentive                                         Equity     awards:
                                         plan                                            incentive  Market
                                        awards:                                          plan       or
            Number of    Number of     Number of                        Number   Market  awards:    payout
           securities    securities   securities                        of       value   Number     value
           underlying    underlying   underlying                        shares   of      of         of
           unexercised  unexercised   unexercised  Option    Option     or       shares  unearned   unearned
             options    options (#)    unearned    exercise  expiration units    of      shares,    shares,
  Name         (#)      unexercisable   options     price      date     of       units   units or   units
           exercisable                    (#)        ($)                stock    of      other      or
                                                                        that     stock   rights     others
                                                                        have     that    that       rights
                                                                        not      have    have not   that
                                                                        vested   not     vested     have
                                                                          (#)    vested     (#)     not
                                                                                  ($)                vested
                                                                                                      ($)
---------- ------------ ------------- ------------ --------- ---------- -------- ------- ---------- ---------

Neil A.        -0-          -0-           -0-       $ -0-        -        -0-    $ -0-      -0-       -0-
Cox

John N.        -0-          -0-           -0-       $ -0-        -        -0-    $ -0-      -0-       -0-
Harris

William    150,000          -0-           -0-       $0.65     08/2009     -0-    $ -0-      -0-       -0-
H. Reilly  100,000          -0-           -0-       $0.55     08/2009     -0-    $ -0-      -0-       -0-

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives' Compensation Table" during the year ended December 31, 2008:


                                                                   Non-qualified
                                                   Non-equity        deferred
              Fees                               incentive plan    compensation       All other
              earned     Stock      Option      compensation ($)     earnings        compensation     Total
    Name      or paid    awards     awards ($)                          ($)            ($) (1)         ($)
               in cash      ($)
                 ($)
------------- ---------- ---------- ----------- ----------------- ---------------- ----------------- --------

Neil A. Cox     $ -0-      $ -0-      $ -0-          $ -0-             $ -0-            $ -0-         $ -0-

John N.         $ -0-      $ -0-      $ -0-          $ -0-             $ -0-            $ -0-         $ -0-
Harris

William H.      $ -0-      $ -0-       $150          $ -0-             $-0-             $ -0-         $ 150
Reilly (2)

     (1) Messrs. Cox, Harris and Reilly serve as officers of the Company for which they receive compensation, as set forth in the Executive Compensation Table.

     (2) Mr. Reilly was granted an option exercisable for 150,000 shares in August 2008. The Option has an exercise price of $0.65 per share. The Option was valued using the Black-Scholes Method at $0.001 per share for $150.

All of Tombstone's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with Tombstone's interests. Such conflicts could include determining what portion of their working time will be spent on Tombstone's business and what portion on other business interest. To the best ability and in the best judgment of the Company's officers and directors, any conflicts of interest between Tombstone and the personal interests of Tombstone's officers and directors will be resolved in a fair manner which will protect the Company's interests. Any transactions between Tombstone and entities affiliated with the Company's officers and directors will be on terms which are fair and equitable to the Company. Tombstone's Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and Tombstone's interests.

Tombstone has no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Stock Option Plan

Tombstone has an Option Plan. As of December 31, 2008, 900,000 options are outstanding under the 2006 Option Plan of which 900,000 are exercisable. During the year ended December 31, 2008, the Company issued 600,000 shares under the option plan, of which 150,000 shares were issued to an officer of the Company. Tombstone has reserved 1,000,000 shares of common stock for issuance under the 2006 Option Plan.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

None of the Company's officers, directors, advisors, or key employees is currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Tombstone Board of directors in its entirety acts as the compensation committee for Tombstone. Mr. Cox is the Chief Financial Officer and Chairman of the Company.

Director Compensation

The Company does not pay any Directors fees for meeting attendance. An Audit Committee has yet to be established therefore no compensation has been paid for this function.

Limitation on Liability and Indemnification

The Colorado Business Corporation Act requires Tombstone to indemnify officers and directors for any expenses incurred by any officer or director in connection with any actions or proceedings, whether civil, criminal, administrative, or investigative, brought against such officer or director because of his or her status as an officer or director, to the extent that the director or officer has been successful on the merits or otherwise in defense of the action or proceeding. The Colorado Business Corporation Act permits a corporation to indemnify an officer or director, even in the absence of an agreement to do so, for expenses incurred in connection with any action or proceeding if such officer or director acted in good faith and in a manner in which he or she reasonably believed to be in or not opposed to the best interests of the Company and such indemnification is authorized by the stockholders, by a quorum of disinterested directors, by independent legal counsel in a written opinion authorized by a majority vote of a quorum of directors consisting of disinterested directors, or by independent legal counsel in a written opinion if a quorum of disinterested directors cannot be obtained.

The Colorado Business Corporation Act prohibits indemnification of a director or officer if a final adjudication establishes that the officer's or director's acts or omissions involved intentional misconduct, fraud, or a knowing violation of the law and were material to the cause of action. Despite the foregoing limitations on indemnification, the Colorado Business Corporation Act may permit an officer or director to apply to the court for approval of indemnification even if the officer or director is adjudged to have committed intentional misconduct, fraud, or a knowing violation of the law.

The Colorado Business Corporation Act also provides that indemnification of directors is not permitted for the unlawful payment of distributions, except for those directors registering their dissent to the payment of the distribution.

According to Tombstone's bylaws, the Company is authorized to indemnify the Company's directors to the fullest extent authorized under Colorado Law subject to certain specified limitations.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and persons controlling Tombstone pursuant to the foregoing provisions or otherwise, Tombstone is advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


                      EQUITY COMPENSATION PLAN INFORMATION

Stock Option Plan

Tombstone has an Option Plan. As of December 31, 2008, 900,000 options are outstanding under the 2006 Option Plan of which 900,000 are exercisable. During the year ended December 31, 2008, the Company issued 600,000 shares under the option plan, of which 150,000 shares were issued to an officer of the Company. The Company has reserved 1,000,000 shares of common stock for issuance under the 2006 Option Plan.


ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth information with respect to the beneficial ownership of Tombstone's outstanding common stock by:

     o each person who is known by Tombstone to be the beneficial owner of five percent (5%) or more of Tombstone's common stock;

     o Tombstone's President, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within sixty days of the date of this document into shares of Tombstone's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Tombstone's common stock that Tombstone believes was beneficially owned by each person or entity as of December 31, 2008. The total shares outstanding as of December 31, 2008 was 3,230,000.


Title of Class              Name and Address of          Amount and Nature of     Percent of Class(1)
                             Beneficial Owner             Beneficial Owner
--------------------- ------------------------------- ------------------------- ----------------------

                      John N. Harris
                      President, CEO & Director
Common shares         PO Box 1547
                      Lyons, CO 80540                         500,000                    6%

Common shares         Neil A. Cox                             500,000                    6%
                      CFO & Director
                      5380 Highlands Drive
                      Longmont, CO  80503

Common shares         William H. Reilly(2)                    125,000                    2%
                      COO/CTO & Director
                      4859 Dakota Blvd.
                      Boulder, CO  80304

Common shares         Capital Merchant Banc(3)                600,000                    7%
                      600 N. Bradley Road
                      Lake Forest, IL  60045

Common shares         Michael J. Keate(4)                     600,000                    7%
                      7841 Marguette Dr. South
                      Tinley Park, IL  60477

Common shares         Roland Rosenboom(5)                     600,000                    7%
                      585 S. Main St.
                      Clifton, IL  60927

Common shares         James Scanlon(6)                        600,000                    7%
                      9048 W. 5000 South Rd.
                      Herscher, IL 60941

Common shares         Mike Scanlon(7)                         600,000                    7%
                      2316 Sunset View Rd.
                      Kankakee, IL  60901

All Directors and
Executive Officers as a
Group (3 persons)                                           1,125,000                   14%

     (1) Based upon 3,230,000 shares of common stock issued and outstanding on December 31, 2008, warrants exercisable for 3,460,000 shares of common stock and options exercisable for 1,500,000 shares of common stock, there would be 8,190,000 shares of Tombstone common stock issued and outstanding, on a fully diluted basis.
     (2) Consists of 25,000 shares of common stock and an option exercisable for 100,000 shares of common stock.
     (3) The Capital Merchant Bank holds these 600,000 warrants beneficially for Joseph Kurczodyna.
     (4) Consists of 200,000 shares of common stock and warrants exercisable for 400,000 shares of common stock.

     (5) Consists of 200,000 shares of common stock and warrants exercisable for 400,000 shares of common stock.
     (6) Consists of 200,000 shares of common stock and warrants exercisable for 400,000 shares of common stock.
     (7) Consists of 200,000 shares of common stock and warrants exercisable for 400,000 shares of common stock.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants, or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that Tombstone believes have a reasonable likelihood of being "in the money" within the next sixty days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Other than the stock transactions discussed below, Tombstone has not entered into any transaction nor are there any proposed transactions in which any of Tombstone's founders, directors, executive officers, Shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

The Company, in August 2006, engaged as a consultant, Capital Merchant Banc under an Agreement which provides for the vesting of 600,000 Warrants to purchase Shares at $0.55 per Share based upon performing consulting services for which it is paid $3,000 per month. When vested, Capital Merchant Banc could acquire an amount of Shares equal to 15.66% of the issued and outstanding Common Stock prior to exercise of any Warrants. These Warrants expire August 31, 2009 with an Option to acquire a new two year Warrant at $0.55 for 600,000 if the stock price has not closed at $0.50 for 30 days. Capital Merchant Banc Warrants are vested upon completion of the consulting services for: 1. Product Public Relations Program; 2. Sales Program design; 3. Corporate Awareness Program and structure advice which Tombstone deems to be substantially complete.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Cordovano and Honeck, LLP ("C&H") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining C&H's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008 and December 31, 2007 by Cordovano and Honeck, LLP.

                                       Year Ended December 31,
                                      2008                    2007
                               -------------------      -----------------
Audit Fees                          $ 15,329                $ 13,870

Audit-related Fees                    $ 0                    $8,246

Tax Fees                             $ 625                    $525

All Other Fees                        $ 0                      $ 0

                               -------------------      -----------------
Total Fees                          $ 15,954                $ 22,641


All audit work was performed by the auditors' full time employees.

Audited related fees during the year ended December 31, 2007, were $8,246 and consisted of the following activities, reviewing Form SB-2/A (various amendment thereof), and draft consent; review of registration statements and prospectus and comparing disclosures with financial statements and working papers

Tombstone's corporate tax returns are prepared by J.L Griffin & Company, P.C.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)                    Audited financial statements for December 31, 2008

(b)   Exhibit No.                   Description
      -----------                   -----------

        3.1     Articles of Incorporation (1)
        3.2     Articles of Amendment - Name Change to Tombstone Cards, Inc. (1)
        3.3     Articles of Amendment - Name Change to Tombstone Technologies,
                Inc.
        3.5     Bylaws (1)
        10.1    "A" Warrant Form (1)
        10.2    "B" Warrant Form (1)
        10.3    Capital Merchant Banc Warrant Form (1)
        10.4    Employee Stock Warrant Form (1)
        10.5    William H. Reilly Warrant Form (1)
        10.6    Dale Stonedahl Warrant Form (1)
        10.7    Revised Garden State Securities Warrant Form (2)
        10.8    Consulting Agreement with Capital Merchant Banc, LLC (1)
        10.9    Garden State Securities Finder's Fee Agreement (1)
        10.10   2006 Tombstone Cards, Inc. Option Plan (1)
        21      List of Subsidiaries - N/A
        31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        32.1    Certification of Principal Executive Officer pursuant to Section
                906 of the Sarbanes-Oxley Act
        32.2    Certification of Principal Financial Officer pursuant to Section
                906 of the Sarbanes-Oxley Act.

----------------------

(1)   Incorporated  by  reference  to  the  Form  S-1   Registration   Statement
(#333-138184) filed with the Securities and Exchange Commission on October 24, 2006.

(2)   Incorporated  by  reference  to  the  Form  S-1   Registration   Statement
(#333-138184) filed with the Securities and Exchange Commission on January 8, 2007.

A copy of documents can be provided by mail, free of charge, by sending a written request to Tombstone Technologies, Inc., 2400 Central Avenue, Suite G, Boulder, CO 80301.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Tombstone Technologies, Inc.

Dated: March 30, 2009
                                         By:  /s/ John N. Harris
                                              ----------------------------------
                                              John N. Harris
                                              President, Chief Executive Officer
                                              and Director

Dated: March 30, 2009
                                         By:  /s/ Neil A. Cox
                                              ----------------------------------
                                              Neil A. Cox
                                              Chief Financial Officer and
                                              Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2009                    /s/ John N. Harris
                                         ---------------------------------------
                                         John N. Harris, President, Chief
                                         Executive Officer and Director

Dated: March 30, 2009                    /s/ Neil A. Cox
                                         ---------------------------------------
                                         Neil A. Cox, Chief Financial Officer
                                         and Chairman of the Board

Dated: March 30, 2009                    /s/ William H. Reilly
                                         ---------------------------------------
                                         William H. Reilly, Chief Operating
                                         Officer, Chief Technology Officer and
                                         Director