Form 10-Q
period 2009-03-31
TOMBSTONE TECHNOLOGIES, INC.
filed 2009-05-15
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 333-38184


                          TOMBSTONE TECHNOLOGIES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                             51-0431963
------------------------                               ------------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2009, there were 3,370,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

         Condensed Balance Sheets - March 31, 2009 and
                           December 31, 2008                               F-1

         Condensed Statements of Operations  -
                  Three months ended March 31, 2009 and 2008               F-2

         Condensed Statements of Cash Flows -
                  Three months ended March 31, 2009 and 2008               F-3

         Condensed Statement of Changes in Shareholders' Equity -
                  Three months ended March 31, 2009                        F-4

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                       TOMBSTONE TECHNOLOGIES, INC.
                                              Balance Sheets

                                                                                  March 31, 2009        December 31, 2008
                                                                               ---------------------  ----------------------

                                     Assets
Current assets
   Cash and cash equivalents.................................................$              5,556   $              11,882
   Accounts receivable.......................................................                --                       383
   Prepaid expenses..........................................................                 920                   1,854
                                                                               ---------------------  ----------------------

             Total current assets............................................               6,476                  14,119

   Property and equipment....................................................              32,803                  32,803
   Accumulated depreciation..................................................             (17,804)                (15,212)
   Net assets of discontinued operations.....................................                --                      --
   Deferred Charges..........................................................              96,320                  53,450
   Intangible assets.........................................................                 484                     484
                                                                               ---------------------  ----------------------
             Total assets....................................................$            118,279   $              85,644
                                                                               =====================  ======================

                    Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable..........................................................$             17,071   $                 953
   Other current liabilities.................................................              38,769                  38,754
   Convertible Promissory Note...............................................               7,500                    --
   Unearned revenue..........................................................                                        --
   Current portion - capital lease obligation................................               2,697                   2,697
                                                                               ---------------------  ----------------------

             Total current liabilities.......................................              66,037                  42,404

Capital lease obligation, less current portion...............................                 989                   1,542
                                                                               ---------------------  ----------------------

             Total liabilities...............................................$             67,026   $              43,946
                                                                               ---------------------  ----------------------

Shareholders' equity:
   Preferred stock...........................................................                --                      --
   Common stock..............................................................             854,175                 816,305
   Additional paid-in capital................................................             134,892                 134,892
   Deficit accumulated during development stage..............................            (937,814)               (909,499)
                                                                               ---------------------  ----------------------

             Total shareholders' equity......................................              51,253                  41,698
                                                                               ---------------------  ----------------------

             Total liabilities and shareholders' equity......................$            118,279   $              85,644
                                                                               =====================  ======================


                      See accompanying notes to financial statements
                                           F-1


                             TOMBSTONE TECHNOLOGIES, INC.
                               Statements of Operations
                                     (Unaudited)

                                                                    For the Three Months
                                                                           Ended
                                                                          March 31,
                                                              ----------------------------------
                                                                   2009              2008
                                                              ----------------  ----------------

Continuing operations:
    Selling, general and administrative expenses............$         (28,185)$         (68,406)
                                                              ----------------  ----------------

               Loss from continuing operations..............          (28,185)          (68,406)
Other income and (expense):
    Interest income.........................................              5               2,380
    Interest expense........................................             (135)             (184)
                                                              ----------------  ----------------
                                                                         (130)            2,196
    Loss before income taxes and
      discontinued operations...............................          (28,315)          (66,210)
Income tax provision........................................           --                --
                                                              ----------------  ----------------

      Loss before discontinued operations...................          (28,315)          (66,210)
                                                              ----------------  ----------------
Discontinued operations:
    Loss from operations of playing card
      component, net of taxes...............................           --               (48,896)
                                                              ----------------  ----------------

               Net loss.....................................$         (28,315)$        (115,106)
                                                              ================  ================

Basic and diluted loss per share............................$           (0.01)$           (0.04)
                                                              ================  ================

Basic and diluted weighted average
    common shares outstanding...............................        3,253,333         3,230,000
                                                              ================  ================







                 See accompanying notes to financial statements
                                      F-2


                                  TOMBSTONE TECHNOLOGIES, INC.
                                    Statements of Cash Flows
                                           (Unaudited)

                                                                                                       For the Three Months
                                                                                                               Ended
                                                                                      March 31,              March 31,
                                                                                  ------------------     ------------------
                                                                                        2009                   2008
                                                                                  ------------------     ------------------

Cash flows from operating activities:

             Net Cash Flows used in operating activities......................              (13,267)               (46,818)
                                                                                  ------------------     ------------------

Cash flows from investing activities:
   Purchase of property and equipment.........................................               --                     (2,979)
                                                                                  ------------------     ------------------

             Net cash flows used in investing activities......................               --                     (2,979)
                                                                                  ------------------     ------------------


Cash flows from financing activities:
   Short Term Debt                                                                            7,500                 --
   Cash payments on capital lease.............................................                 (559)                --
             Net cash flows used in...........................................
               financing activities...........................................                6,941                 --
                                                                                  ------------------     ------------------

             Net change in cash and cash equivalents..........................               (6,326)               (49,797)
                                                                                  ------------------     ------------------


Cash and cash equivalents:
   Beginning of period........................................................               11,882                312,647
                                                                                  ------------------     ------------------

   End of period..............................................................$               5,556 $              262,850
                                                                                  ==================     ==================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes.............................................................$              --     $               --
                                                                                  ==================     ==================
     Interest.................................................................$              --     $               --
                                                                                  ==================     ==================

Noncash investing and financing information:
     Common stock issued for deferred software development....................$              37,870 $               --
                                                                                  ==================     ==================








                         See accompanying notes to financial statements
                                              F-3


                                          TOMBSTONE TECHNOLOGIES, INC.
                                  Statement of Changes in Shareholders' Equity
                                                  (Unaudited)

                                                                                   Additional
                                                       Common Stock                 Paid-in           Accumulated
                                              --------------------------------
                                                  Shares           Amount           Capital           Deficit            Total
                                              ---------------   --------------    -------------                       -------------

                                              ---------------   --------------    -------------    ---------------    -------------

Balance at January 1, 2009...................    3,230,000   $      816,305    $     134,892    $        (909,499) $      41,698
      Contributed services by vendors........      140,000           37,870             --                 --             37,870
      Net loss...............................         --               --               --                (28,315)       (28,315)
                                              ---------------   --------------    -------------    ---------------    -------------
Balance at March 31, 2009....................    3,370,000   $      854,175    $     134,892    $        (937,814) $      51,253
                                              ===============   ==============    =============    ===============    =============

                          TOMBSTONE TECHNOLOGIES, INC.
                     Note to Condensed Financial Statements
                                 March 31, 2009
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2008. There have been no updates or changes to our audited financial statements for the year ended December 31, 2008.

There is no provision for dividends for the quarter to which this quarterly report relates.
The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.


Going Concern

The Company's financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $937,814 as of March 31, 2009. The Company did not recognize revenues from its activities during the three months ended March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.


Note 2: Inventories
-------------------

As of March 31, 2009, there were no inventories on hand to report.

                          TOMBSTONE TECHNOLOGIES, INC.
                     Note to Condensed Financial Statements
                                 March 31, 2009
                                   (Unaudited)

Note 3: Convertible Promissory Note
-----------------------------------

The following is a summary of convertible promissory notes at March 31, 2009 and December 31, 2008:


                                                                     March 31, 2009           December 31, 2008

Convertible promissory note payable to unrelated third party,           $ 5,000                      $ 0
with interest  accruing at 8% per annum (paid quarterly) due for repayment 12 months from the date of issuance.  The note was issued on March  18, 2009, immediately convertible  into restricted shares of common stock at $0.10 per share.

Convertible promissory note payable to unrelated third party            $ 2,500                      $ 0
with interest accruing at 8% per annum (paid  quarterly) due for repayment 12 months from the date of  issuance. The note was  issued on March 30,  2009, immediately convertible into restricted  shares of common  stock at $0.10 per share.
                                                                ------------------------- --------------------------
Total convertible promissory notes                                      $ 7,500                      $ 0


Note 4: Shareholders' Equity
----------------------------

As of March 31, 2009 we had $854,175 Common Stock no par value, additional paid in capital of $134,892, and accumulated loss of $(937,814), for net shareholder equity in the Company of $51,253.

We recorded shares issued of 140,000 issued to Indis Baltic on March 3, 2009, with a value of $37,870, as indicated in the contract with Indis Baltic.

Note 5: Income Taxes
--------------------

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

OVERVIEW

At March 31, 2009, we had cash on hand of $5,556. We intend to use our cash funds to continue operations. We intend to continue to develop the business opportunities presented by our OIEPrint(TM) software. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

In the continuance of our business operations we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees of the Company.

We are dependent on raising additional equity and/or debt to fund our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. We cannot make any assurances that we will be able to raise funds through such activities.

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

On April 7, 2009, Mr. Michael Willis was appointed as Chief Executive Officer of the Company after the resignation of Mr. John Harris as the Chief Executive Officer.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

During the three months ended March 31, 2009, we did not recognize any sales from our operational activities. During the three months ended March 31, 2008, we did recognize sales of $35,785 from the sale of our customized playing cards. The decrease in sales of $35,785 was a result of the discontinuance of our activities in the printing of customized playing cards and a focus on the development of our OIE Print software.

During the three months ended March 31, 2009, we incurred operational losses of $28,185 compared to $68,406 during the three months ended March 31, 2008. The decrease of $40,221 is a result of the decrease of $40,221 in general and selling expenses combined with the discontinuance of the customized card printing operations as of December 31, 2008. No wages were paid or accrued during the quarter ended March 31, 2009.

During the three months ended March 31, 2009, we recognized a net loss of $28,315 compared to a net loss of $115,106 during the three months ended March 31, 2008. The decrease of $86,791 is a result of the decreased operational activity discussed above offset by the decrease in sales.

LIQUIDITY

At March 31, 2009, we had total current assets of $6,476, consisting of cash on hand of $5,556, and $920 in prepaid expenses. At March 31, 2009, we had total current liabilities of $66,037, consisting of accounts payable of $17,071 and other current liabilities of $38,769, convertible notes payable of $7,500, and the current portion of lease obligations of $2,697. At March 31, 2009, we have a working capital deficit of $59,561.

Net cash used in operating activities during the three months ended March 31, 2009 was $13,267, compared to net cash used in operating activities during the three months ended March 31, 2008 of $46,818.

The Company did not use or receive cash from investing activities in the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company used $2,979 in its investing activities, in the purchase of property and equipment.

During the three months ended March 31, 2009, we received $6,941 from our financing activities. During the three months ended March 31, 2008, we did not use or receive any funds from financing activities.

During the three months ended March 31, 2009, we entered into convertible promissory notes totaling $7,500. The convertible promissory notes have a term of one year and accrue interest at 8% per annum. The convertible promissory notes have a conversion rate of $0.10 per share.

During the three months ended March 31, 2008, we issued 140,000 shares of our restricted common stock to Indis Baltic for the completion of their work on the development of the OIE Print Software. The shares had a value of $37,870.

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

As required by SEC Rule 15d-15(b), Mr. Harris, our Chief Executive Officer at March 31, 2009 and Mr. Cox our Chief Financial Officer, for the quarter ended March 31, 2009, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Harris and Cox have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 2009 through March 31, 2009.


  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER

------------------ -------------------- ---------------- ----------------------- -----------------------------
    3/3/2009          Common Stock          140,000       Software Development        Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------


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

               NONE.

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




                                    TOMBSTONE TECHNOLOGIES, INC.
                                            (Registrant)




Dated:  May 14, 2009       By: /s/ Michael Willis
                               ------------------------------------------
                               Michael Willis, Chief Executive Officer



Dated:   May 14, 2009     By: /s/ Neil A. Cox
                              ---------------------------------------------
                              Neil A. Cox, Chief Financial Officer &
                                 Chief Accounting Officer