Form 10-Q
period 2009-06-30
TOMBSTONE TECHNOLOGIES, INC.
filed 2009-08-13
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number : 333-38184


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

                    5380 Highlands Drive, Longmont, CO 80503
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-684-6644
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2009, there were 3,878,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

         Condensed Balance Sheets - June 30, 2009 and
                December 31, 2008                                            F-1

         Condensed Statement of Operations  -
                Six Months and Three months ended June 30, 2009 and 2008     F-2

         Condensed Statement of Changes in Shareholders' Equity -
                June 30, 2009                                                F-3

         Condensed Statement of Cash Flows for the Six months ended          F-4
                June 30, 2008 and 2009

         Notes to the Condensed Financial Statements                         F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk -
         Not Applicable                                                       3

Item 4. Controls and Procedures                                               3

Item 4T.  Controls and Procedures                                             3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                    4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          4

Item 3.  Defaults Upon Senior Securities - Not Applicable                     4

Item 4.  Submission of Matters to a Vote of Security Holders -
                Not Applicable                                                5

Item 5.  Other Information - Not Applicable                                   5

Item 6.  Exhibits                                                             5

SIGNATURES                                                                    6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                  TOMBSTONE TECHNOLOGIES, INC.
                                (Formerly Tombstone Cards, Inc.)
                                 (A Development Stage Company)
                                    Condensed Balance Sheets
                                          (Unaudited)

                                                                                  June 30, 2009         December 31, 2008
                                                                                   (unaudited)            (Derived from
                                                                                                       audited statements)
                                                                               ---------------------  ----------------------
                                Assets
Current assets
   Cash and cash equivalents                                                 $              8,589   $              11,882
   Accounts receivable                                                                       --                       383
   Prepaid expenses                                                                           920                   1,854
                                                                               ---------------------  ----------------------

             Total current assets                                                           9,509                  14,119

   Property and equipment                                                                  32,803                  32,803
   Accumulated depreciation                                                               (22,617)                (15,212)
   Deferred charges                                                                       106,177                  53,450
   Intangible assets                                                                          484                     484
                                                                               ---------------------  ----------------------
             Total assets                                                    $            126,355   $              85,644
                                                                               =====================  ======================

                    Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                          $              6,074   $                 953
   Accrued payroll                                                                           --                    36,000
   Other current liabilities                                                                2,754                   2,754
   Convertible promissory note                                                             60,000                    --
   Discount on convertible promissory note                                                (40,417)                   --
   Current portion - capital lease obligation                                               2,456                   2,697
                                                                               ---------------------  ----------------------


             Total current liabilities                                                     30,867                  42,404

Capital lease obligation, less current portion                                                661                   1,542
                                                                               ---------------------  ----------------------

             Total liabilities                                               $             31,528   $              43,946
                                                                               ---------------------  ----------------------
Shareholders' equity:
   Preferred stock                                                                           --                      --
   Common stock                                                                           939,886                 816,305
   Additional paid-in capital                                                             213,275                 134,892
   Deficit accumulated during development stage                                        (1,058,333)               (909,499)
                                                                               ---------------------  ----------------------


             Total shareholders' equity                                                    94,828                  41,698
                                                                               ---------------------  ----------------------

             Total liabilities and shareholders' equity                      $            126,355   $              85,644
                                                                               =====================  ======================

               See accompanying notes to unaudited condensed financial statements
                                              F-1


                                          TOMBSTONE TECHNOLOGIES, INC.
                                        (Formerly Tombstone Cards, Inc.)
                                         (A Development Stage Company)
                                       Condensed Statements of Operations
                                                  (Unaudited)

                                                         For the Six Months Ended    For the Three Months Ended     January 1, 2009
                                                                June 30,                   June 30,                  (inception) to
                                                       --------------------------  ------------------------------
                                                          2009           2008           2009          2008          June 30, 2009
                                                       ------------   -----------  ---------------   ------------   ----------------

Continuing operations:
   Selling, general and administrative expenses     $      128,215  $      209,383  $      100,030  $     140,810  $      128,215
                                                       ------------   -------------    ------------   ------------   -------------
Loss from continuing operations                           (128,215)       (209,383)       (100,030)      (140,810)       (128,215)
Other income and (expense):
   Interest income                                               5           3,332            --              952               5
   Interest expense
     Interest expense-amortization of discount
        on promissory notes                                (19,583)         --             (19,583)        --             (19,583)
     Interest expense-other                                 (1,041)           (352)           (906)          (168)         (1,041)
                                                       ------------   -------------    ------------   ------------   -------------
                                                           (20,619)          2,980         (20,489)           784         (20,619)

Loss before income taxes and discontinued
        operations                                        (148,834)       (206,403)       (120,519)      (140,026)       (148,834)
Income tax provision                                        --              --              --             --              --
                                                       ------------   -------------    ------------   ------------   -------------

Loss before discontinued operations                       (148,834)       (206,403)       (120,519)      (140,026)       (148,834)
                                                       ------------   -------------    ------------   ------------   -------------
Discontinued operations:
   Loss from operations of playing card
     component, net of taxes                                --             (54,869)         --             (5,973)         --
                                                       ------------   -------------    ------------   ------------   -------------

Net loss                                            $     (148,834) $     (261,272) $     (120,519) $    (145,999) $     (148,834)
                                                       ============   =============    ============   ============   =============

Basic and diluted loss per share                    $        (0.04) $        (0.08) $        (0.03) $       (0.05) $        (0.04)
                                                       ============   =============    ============   ============   =============

Basic and diluted weighted average
   common shares outstanding                             3,319,341       3,230,000       3,449,362      3,230,000       3,319,341
                                                       ============   =============    ============   ============   =============


                       See accompanying notes to unaudited condensed financial statements
                                                      F-2


                                  TOMBSTONE TECHNOLOGIES, INC.
                                (Formerly Tombstone Cards, Inc.)
                                 (A Development Stage Company)
                               Condensed Statements of Cash Flows
                                          (Unaudited)

                                                                         For the Six Months Ended          January 1, 2009
                                                                                 June 30,                   (inception) to
                                                                    -----------------------------------
                                                                         2009               2008            June 30, 2009
                                                                    ----------------   ----------------    ----------------

Cash flows from operating activities:
     Net cash flows used in operating activities                 $          (57,171)  $       (203,391)  $         (57,171)
                                                                    ----------------   ----------------    ----------------

Cash flows from investing activities:
   Purchase of property and equipment                                        --                 (3,086)             --
   Purchase of intangible asset                                              (5,000)              (400)             (5,000)
                                                                    ----------------   ----------------    ----------------

     Net cash flows used in investing activities                             (5,000)            (3,486)             (5,000)
                                                                    ----------------   ----------------    ----------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes                                60,000             --                  60,000
   Cash payments on capital lease                                            (1,122)            (1,472)             (1,122)
                                                                    ----------------   ----------------    ----------------

     Net cash flows from financing activities                                58,878             (1,472)             58,878
                                                                    ----------------   ----------------    ----------------

      Net change in cash and cash equivalents                                (3,293)          (208,349)             (3,293)
                                                                    ----------------   ----------------    ----------------

Cash and Cash Equivalents:
   Beginning of period                                                       11,882            313,498              11,882
                                                                    ----------------   ----------------    ----------------

   End of period                                                 $            8,589   $        105,149   $           8,589
                                                                    ================   ================    ================


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                                $           --       $         --       $          --
                                                                    ================   ================    ================
     Interest                                                    $            1,041     $          352     $         1,041
                                                                    ================   ================    ================

Noncash investing and financing transactions:
   Common stock issued for deferred software development         $           37,870   $         --       $          37,870
                                                                    ================   ================    ================




              See accompanying notes to un audited condensed financial statements
                                              F-3


                                          TOMBSTONE TECHNOLOGIES, INC.
                                        (Formerly Tombstone Cards, Inc.)
                                         (A Developoment Stage Company)
                             Condensed Statement of Changes in Shareholders' Equity
                                                  (Unaudited)


                                                                                  Additional
                                                      Common Stock                 Paid-in           Accumulated
                                             --------------------------------
                                                Shares            Amount           Capital           Deficit             Total
                                             --------------    --------------    -------------    --------------     ---------------

Balance at January 1, 2009                     3,230,000    $      816,305    $     134,892    $       (909,499) $         41,698
      March 2009, shares issued for
        software development                     140,000            37,870             --                --                37,870
      June 2009, shares issued for
        services by officers                     476,170            85,711             --                --                85,711
      Stock options issued and extended             --                --             18,383              --                18,383
      Discount on convertible promissory
        notes                                       --                --             60,000              --                60,000
      Net loss                                      --                --               --              (148,834)         (148,834)
                                             --------------    --------------    -------------    --------------     ---------------
Balance at June 30, 2009                       3,846,170    $      939,886    $     213,275    $     (1,058,333) $         94,828
                                             ==============    ==============    =============    ==============     ===============





















                       See accompanying notes to unaudited condensed financial statements
                                                      F-4

                          TOMBSTONE TECHNOLOGIES, INC.
                   Notes to the Condensed Financial Statements
                                  June 30, 2009
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, the results of operations for the six months and three months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2008. There have been no updates or changes to our audited financial statements for the year ended December 31, 2008.

The Company had returned to a development stage company due to the change of business plan and strategies in January, 2009.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.


Going Concern

The Company's financial statements for the six months ended June 30, 2009, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $1,058,333 as of June 30, 2009. The Company did not recognize revenues from its activities during the six months ended June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.


Note 2: Related Parties
-----------------------

On June 30, the Company issued to two officers a total of 360,000 shares of common stock in lieu of $36,000 accrued salaries ($0.10 per share).

On June 30, the Company issued to one officer a total of 116,170 shares of common stock in lieu of $11,617 salaries ($0.10 per share).

                          TOMBSTONE TECHNOLOGIES, INC.
                   Notes to the Condensed Financial Statements
                                  June 30, 2009
                                   (Unaudited)

Note 3: Intangible Assets
-------------------------

On May 15, 2008, Tombstone Technologies, Inc. (Tombstone) entered into an Intellectual Property Transfer Agreement with InDis Baltic, a Lithuania company, to purchase all of the rights, title and interest in and to the technology, intellectual property and the proprietary technology contained in the computer software known as OIEPrint. OIEPrint was developed as part of a development agreement between Tombstone and InDis Baltic. As part of the Intellectual Property Transfer Agreement, Tombstone agreed to pay the following:
     1.   $7,500 immediately upon mutual acceptance of Transfer Agreement,

     2.   $7,500 upon final acceptance of the Technology,

     3. 140,000 shares of restricted common stock of Tombstone upon final acceptance of the Technology, and

     4.   $10,000 in 90 days from the final acceptance of the Technology.

On March 3, 2009, Tombstone issued 140,000 shares of restricted common stock of Tombstone to InDis Baltic as indicated in the above agreement and recorded it as a deferred charge. On June 30, 2009, Tombstone recorded half of the final payment $5,000 for OIEPrint, which is a deferred charge in the accompanying financial statements. In addition, Tombstone agreed to issue 25,000 shares of common stocks to InDis Baltic as the other half of the final payment in an agreement signed on July 6, 2009. (See Note 7)

Note 4: Convertible Promissory Notes
------------------------------------

During the six months ended June 30, 2009, Tombstone issued Convertible Promissory Notes payable to unrelated third parties totaling $60,000 with interest accruing at 8% per annum (paid quarterly) maturing twelve months from date of issuance. The notes are immediately convertible to restricted shares of common stock at $0.10 per share.

A beneficial conversion feature (difference between conversion price and the quoted stock price on the date of commitment) embedded in the convertible promissory notes was measured and recorded as $40,417 discount on convertible promissory notes and $19,583 interest expense in the accompanying financial statements for the six-month period ended June 30, 2009.

The following is a summary of convertible promissory notes at June 30, 2009 and December 31, 2008:

                                          June 30, 2009      December 31, 2008
                                      ------------------- ----------------------
Notes issued in March 2009             $          7,500     $                -
Notes  issued in April 2009                      25,000              -
Notes  issued in May 2009                        27,500              -
                                      ------------------------------------------
Total convertible promissory notes     $        60,000      $                -
                                      =================== ======================

                          TOMBSTONE TECHNOLOGIES, INC.
                   Notes to the Condensed Financial Statements
                                  June 30, 2009
                                   (Unaudited)

Note 5: Shareholders' Equity
----------------------------

Shares of Common Stock for Software Development
-----------------------------------------------

In March, 2009, we issued 140,000 shares of common stock for software development.

Stock Options
-------------

Pursuant to our Employee/Consultant Stock Option Plan, stock options generally are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees and consultants are exercisable pursuant to an immediate vesting schedule with a maximum contractual term of 5 years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. We do not pay dividends and do not expect to do so in the future. Expected volatilities are based on the historical volatilities of appropriate industry sector index. The expected term of the options granted during 2009 is approximately 3 years calculated using the simplified method allowed under Staff Accounting Bulletin No. 107 Share-Based Payment, or SAB No. 107.

We use historical volatility of appropriate industry sector index as we believe it is more reflective of market conditions and a better indicator of volatility. We use the simplified calculation of expected life described in the SAB No. 107. If we determined that another method used to estimate expected volatility was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

A summary of changes in the number of stock options outstanding for the six months ended June 30, 2009 is as follows:

                                                                            Weighted       Weighted
                                                                            Average        Average
                                                                            Exercise      Remaining       Aggregate
                                        Number of       Exercise Price     Price Per     Contractual      Intrinsic
                                          Shares          Per Share          Share           Life           Value

Outstanding at December 31, 2008        5,020,000       $0.65 - $1.50        $0.95        1.83 years         --
Granted                                  129,999        $0.10 - $0.20         --          1.72 years        $8,000
Exercised                                  --                --               --             --              --
Cancelled/Expired                          ---               ---              ---            ---             --
                                      ---------------  -----------------  ------------- ---------------  -------------
Outstanding at June 30, 2009            5,149,999       $0.20 - $1.50        $0.65        2.04 years        $6,000
                                      ===============  =================  ============= ===============  =============

                          TOMBSTONE TECHNOLOGIES, INC.
                   Notes to the Condensed Financial Statements
                                  June 30, 2009
                                   (Unaudited)

New Stock Options Granted
-------------------------

During the second quarter of 2009, we granted to two consultants and one officer, options to purchase 129,999 shares of our common stock at an exercise price of $0.10 to $0.20 per share, in exchange for services. The option to purchase 129,999 shares of our common stock vested immediately on grant date in April 2009 and expires in August 2012. Our Board of Directors valued our common stock at $0.20 and $0.26 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $0.05 to $0.26 per share for an aggregate grant-date fair value of $8,009. We recorded $8,009 in stock-based compensation in the accompanying financial statements for the six-month period ended June 30, 2009.

The fair values of grants made in the six months ended June 30, 2009 were computed using the following assumptions for our stock option plans:

                  Risk-free interest rate               0.16% to 0.41%
                  Dividend yield                        0.00%
                  Volatility factor                     25.00%
                  Weighted average expected life        0.04 to 0.08 years

Amendment to Stock Option Plan
------------------------------

On May 27, 2009,  our Board of Directors  approved an amendment to the Company's
Employee/Consultant   Stock  Option  Plan  to  increase  the  number  of  shares authorized from 1,000,000 to 1,500,000.

Modification to Existing Options
--------------------------------

The Board also modified 1,029,999 outstanding stock options under the Company's Employee/Consultant Stock Option Plan by extending their terms until August 31, 2012. Based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), the fair value of the modification totaled $10,374, which is being recognized as stock-based compensation expense in the accompanying financial statements for the six-month period ended June 30, 2009.

The fair values of modifications made in the six months ended June 30, 2009 were computed using the following assumptions for our stock option plans:

                  Risk-free interest rate               1.50%
                  Dividend yield                        0.00%
                  Volatility factor                     25.00%
                  Weighted average expected life        2.29 years

Note 6: Income Taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109), "Accounting for Income Taxes." The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved; therefore the net benefit and expense resulted in $-0- income taxes.

                          TOMBSTONE TECHNOLOGIES, INC.
                   Notes to the Condensed Financial Statements
                                  June 30, 2009
                                   (Unaudited)

Note 7: Subsequent Events
-------------------------

Convertible Promissory Notes
----------------------------

In July 2009, the Company issued Convertible Promissory Notes payable to unrelated third parties totaling $40,000 with interest accruing at 8% per annum (paid quarterly) due for repayment twelve months from date of issuance. The notes are immediately convertible to restricted shares of common stock at $0.10 per share.

Intangible Assets
-----------------

On July 6, 2009, the Company recorded 25,000 shares of restricted stock issued to Indis Baltic along with a final payment of $5,000 to complete the Intellectual Property Transfer Agreement dated May 15, 2008. (See Note 3)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

At June 30, 2009, we had cash on hand of $8,589. We intend to use our cash funds to continue operations. We intend to continue to develop the business opportunities presented by our OIEPrint(TM) software. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

During the six months ended June 30, 2009, we raised funds through a private financing consisting of $60,000 in Convertible Promissory Notes that will mature after one year. Payments of interest at the rate of 8.0% per annum will be accrued and paid each quarter to each investor beginning June 30, 2009. We paid the convertible promissory note holders on June 30, 2009, the sum of $1,041, which included $15 of accrued interest for the quarter ended March 31, 2009, and $1,026 of interest for the quarter ended June 30, 2009. The final principle payment to the investors will be payable to the investor one year from their investment date. The convertible promissory notes provide for the holder to convert the promissory note into restricted shares of the Company's common stock at a rate of $0.10 per share, at any time prior to the payment of the convertible promissory note by the Company. These funds are to be used to support operations of the Company.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

During the three months ended June 30, 2009, we did not recognize any sales from its operational activities. During the three months ended June 30, 2008, we recognized $12,366 in sales from its operational activities in customized playing cards, which is recognized as a part of discontinued operations as a result of the Company's discontinuance of its customized playing card activities and a focus on the development of our OIE Print software.

During the three months ended June 30, 2009, we incurred $100,030 in selling and general administrative expenses compared to $140,810 during the June 30, 2008. The decrease of $40,780 was a result of the decrease in our activities in connection with the customized playing cards combined as discussed above.

During the three months ended June 30, 2009, we recognized a net loss of $120,519 compared to $145,999 for the three months ended June 30, 2008. The decrease of $25,480 was a result of the decreases of $40,780 offset by an increase of $19,583 in interest expenses and amortization expenses as a result of the issuance of convertible promissory notes.

For the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

During the six months ended June 30, 2009, we did not recognize any sales from our operational activities. During the six months ended June 30, 2008, we recognized sales of $48,151 during the six months ended June 30, 2008 from the sale of our customized playing cards, which is recognized as a part of discontinued operations as a result of the Company's discontinuance of its customized playing card activities and a focus on the development of our OIE Print software.

During the six months ended June 30, 2009, we incurred general and administrative expenses of $128,215 compared to $209,383 during the six months ended June 30, 2008. The decrease of $81,168 is a result of a $67,050 decrease in professional fees combined with smaller decreases in the general and administrative expenses resulting from the discontinuance of the customized card printing operations as of December 31, 2008

During the six months ended June 30, 2009, we recognized a net loss of $148,834 compared to a net loss of $261,272 during the six months ended June 30, 2008. The decrease of $112,438 is a result of the $81,168 decrease in general and administrative expenses and the $54,869 decrease in losses from discontinued expenses offset by an increase of $19,583 in interest expenses as a result of the issuance of convertible promissory notes.

LIQUIDITY

At June 30, 2009, we had total current assets of $9,509, consisting of cash on hand of $8,589 and $920 in prepaid expenses. At June 30, 2009, we had total current liabilities of $30,867, consisting of accounts payable of $6,074, accrued liabilities of $2,754, convertible promissory notes of $60,000, discount on convertible promissory note of ($40,417) and the current portion of lease obligations of $2,456.

Net cash used in operating activities during the six months ended June 30, 2009 was $57,171, compared to net cash used in operating activities during the six months ended June 30, 2008 of $203,391.

During the six months ended June 30, 2009, we used net cash of $5,000 in investing activities to complete the purchase of our software. Net cash used in investing activities during the six months ended June 30, 2008 was $3,486.
During the six months ended June 30, 2008, we used $3,086 in the purchase of property and equipment.

During the six months ended June 30, 2009, we received $58,878 from our financing activities. During the six months ended June 30, 2008, we used funds of $1,472 in our financing activities.

During the six months ended June 30, 2009, we raised funds through a private financing consisting of $60,000 in Convertible Notes that will mature after one year. Payments of interest at the rate of 8.0% per annum will be accrued and paid each quarter to each investor beginning June 30, 2009. We paid the convertible promissory note holders on June 30, 2009, the sum of $1,041, which included $15 of accrued interest for the quarter ended March 31, 2009, and $1,026 of interest for the quarter ended June 30, 2009. The final principle payment to the investors will be payable to the investor one year from their investment date. The convertible promissory notes provide for the holder to convert the promissory note into restricted shares of the Company's common stock at a rate of $0.10 per share, at any time prior to the payment of the convertible promissory note by the Company. These funds are to be used to support operations of the Company.

During the six months ended June 30, 2009, the Board of Directors of the Company issued to the officers and directors (2 individuals), in lieu of monies owed for salaries at December 31, 2008 total $36,000, the issuance of a total of 360,000 restricted shares of our common stock (valued at $0.10 per share). These shares have been accounted for as a contribution of capital and have been accounted for in additional paid in capital.

During the six months ended June 30, 2009, we issued 116,170 shares of our restricted stock to an officer in lieu of accrued salary from April 6, 2009 through June 30, 2009 of $11,617. These shares have been accounted for as a contribution of capital and have been accounted for in additional paid in capital.

During the three months ended March 31, 2008, we issued 140,000 shares of our restricted common stock to Indis Baltic for the completion of their work on the development of the OIE Print Software. The shares had a value of $37,870.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by SEC Rule 15d-15(b), Messrs. Willis and Cox our Chief Executive Officer and Chief Financial Officer for the quarter ended June 30, 2009, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Willis and Cox have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from April 1, 2009 through June 30, 2009.


  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER

------------------ -------------------- ---------------- ----------------------- --------------------------
                                                               $36,000 in
  June 30, 2009                                               outstanding
                      Common Stock          360,000           compensation           Officers & Directors
------------------ -------------------- ---------------- ----------------------- --------------------------
  June 30, 2009       Common Stock          116,170            $11,617 in                  Officer
                                                              outstanding
                                                              compensation
------------------ -------------------- ---------------- ----------------------- --------------------------

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



                                TOMBSTONE TECHNOLOGIES, INC.
                                (Registrant)




Dated:  August 12, 2009              By: /s/ Michael Willis
                                         -------------------------------------
                                         Michael Willis, Chief Executive Officer



Dated:  August 12, 2009              By: /s/ Neil A. Cox
                                         --------------------------------------
                                         Neil A. Cox, Chief Financial Officer &
                                         Chief Accounting Officer