Form 10-Q
period 2009-09-30
TOMBSTONE TECHNOLOGIES, INC.
filed 2009-11-12
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _____________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2009, there were 3,878,000 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                      Page
                                                                                     ----

         Condensed Balance Sheets - September 30, 2009 and
                  December 31, 2008                                                   F-1

         Condensed Statement of Operations  -
                  Nine Months and Three months ended September 30, 2009
                   and 2008                                                           F-2
         Condensed Statement of Changes in Shareholders' Equity -
                  September 30, 2009                                                  F-3

         Condensed Statement of Cash Flows for the Nine months ended                  F-4
                  September 30, 2008 and 2009

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

Item 1.A. Risk Factors - Not Applicable

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

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                                    Condensed Balance Sheets
                                          (Unaudited)

                                                                               September 30, 2009      December 31, 2008
                                                                                   (unaudited)           (Derived from
                                                                                                      audited statements)
                                                                              ----------------------  ---------------------

                                     Assets

Current assets
   Cash and cash equivalents                                                $              26,997   $             11,882
   Accounts receivable                                                                        792                    383
   Prepaid expenses                                                                          --                    1,854
                                                                              ----------------------  ---------------------

             Total current assets                                                          27,789                 14,119

   Property and equipment, net                                                              7,609                 17,591
   Intangible assets, net                                                                 101,912                 53,934
                                                                              ----------------------  ---------------------

             Total assets                                                   $             137,310   $             85,644
                                                                              ======================  =====================

                   Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                         $               2,286   $                953
   Accrued payroll                                                                           --                   36,000
   Other current liabilities                                                                2,754                  2,754
   Convertible promissory note                                                            100,000                   --
   Discount on convertible promissory note                                                (32,500)                  --
   Current portion - capital lease obligation                                               2,530                  2,697
                                                                              ----------------------  ---------------------


             Total current liabilities                                                     75,070                 42,404

Capital lease obligation, less current portion                                               --                    1,542
                                                                              ----------------------  ---------------------

             Total liabilities                                                             75,070                 43,946
                                                                              ----------------------  ---------------------
Shareholders' equity:
   Preferred stock                                                                           --                     --
   Common stock                                                                           946,252                816,305
   Additional paid-in capital                                                             253,275                134,892
   Deficit accumulated during development stage                                        (1,137,287)              (909,499)
                                                                              ----------------------  ---------------------


             Total shareholders' equity                                                    62,240                 41,698
                                                                              ----------------------  ---------------------

             Total liabilities and shareholders' equity                     $             137,310   $             85,644
                                                                              ======================  =====================

      See accompanying notes to unaudited condensed financial statements.
                                      F-1


                                          TOMBSTONE TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                       Condensed Statements of Operations
                                                  (Unaudited)

                                     For The Nine Months Ended              For The Three Months Ended            January 1, 2009
                                            September 30,                           September 30,                 (inception) to
                               --------------------------------------   -----------------------------------
                                     2009                 2008               2009               2008           September 30, 2009
                               -----------------    -----------------   ----------------   ----------------

Sales                       $             792   $             --     $            792   $           --     $                 792
Cost of Sales                             201                 --                  201               --                       201
                               -----------------    -----------------   ----------------   ----------------------------------------
Gross Profit                              591                 --                  591               --                       591

Continuing operations:
   Selling, general and
        administrative
        expenses                      157,413              264,123             29,198             54,739                 157,413
                               -----------------    -----------------   ----------------   ----------------------------------------

Loss from continuing
        operations                   (156,822)            (264,123)           (28,607)           (54,739)               (156,822)
Other income and (expense):
   Interest income                          5                3,723               --                  391                       5
   Other income                          --                  --                  --                 --                      --
   Interest expense                                                                                                         --
     Interest expense-
        amortization of
        discount on
        promissory notes              (67,500)               --               (47,917)              --                   (67,500)
     Interest expense-other            (2,987)                (352)            (1,946)              --                    (2,987)
   Impairment loss                       (484)               --                  (484)              --                      (484)
                               -----------------    -----------------   ----------------   ----------------------------------------
                                      (70,966)               3,371            (50,347)               391                 (70,966)

Loss before income taxes
        and discontinued
        operations                   (227,788)            (260,752)           (78,954)           (54,348)               (227,788)
Income tax provision                     --                   --                 --                 --                      --
                               -----------------    -----------------   ----------------   ----------------------------------------

Loss before discontinued
        operations                   (227,788)            (260,752)           (78,954)           (54,348)               (227,788)
                               -----------------    -----------------   ----------------   ----------------------------------------
Discontinued operations:
   Loss from operations
        of playing card
        component, net of
        taxes                            --                (58,453)              --               (3,584)                 --
                               -----------------    -----------------   ----------------   ----------------------------------------

Net loss                    $        (227,788)  $         (319,205)  $        (78,954)  $        (57,932)  $            (227,788)
                               =================    =================   ================   ================    ====================

Basic and diluted loss
        per share           $           (0.07)  $            (0.10)  $          (0.02)   $         (0.02)  $               (0.07)
                               =================    =================   ================   ================    ====================

Basic and diluted weighted
        average common
        shares outstanding          3,427,171            3,230,000          3,878,000          3,230,000               3,427,171
                               =================    =================   ================   ========================================


       See accompanying nots to unaudited condensed financial statements
                                      F-2


                                          TOMBSTONE TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                             Condensed Statement of Changes in Stockholders' Equity
                                                  (Unaudited)

                                                                                        Additional
                                                            Common Stock                 Paid-in         Accumulated
                                                   --------------------------------
                                                       Shares           Amount           Capital           Deficit          Total
                                                   ---------------   --------------    -------------  ---------------    -----------

Balance at January 1, 2009                            3,230,000   $      816,305    $     134,892    $      (909,499) $     41,698
      March, 2009, shares issued to Indis for
      software development                              140,000           37,870             --               --            37,870
      June, 2009, shares issued for services
      by officers                                       476,170           85,711             --               --            85,711
      September, 2009 shares issued for services
      by officers                                         6,830            1,366             --               --             1,366
      September, 2009 shares issued in lieu of
      final payment to Indis                             25,000            5,000             --               --             5,000
      Stock options issued and extended                    --               --             18,383             --            18,383

      Discount on convertible promissory notes             --               --            100,000             --           100,000
      Net loss                                             --               --               --             (227,788)     (227,788)
                                                   ---------------   --------------    -------------  ---------------    -----------
Balance at September 30, 2009                         3,878,000   $      946,252    $     253,275    $    (1,137,287) $     62,240
                                                   ===============   ==============    =============  ===============    ===========



                       See accompanying notes to unaudited condensed financial statements

                                                      F-3


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                               Condensed Statements of Cash Flows
                                          (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                              September 30,
                                                                                  -----------------------------------------
                                                                                         2009                  2008
                                                                                  -------------------    ------------------

Cash flows from operating activities:
     Net cash flows used in operating activities                              $              (68,319) $           (260,232)
                                                                                  -------------------    ------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                         --                    (3,086)
   Purchase of intangible asset                                                              (14,857)                 (400)
                                                                                  -------------------    ------------------

     Net cash flows used in investing activities                                             (14,857)               (3,486)
                                                                                  -------------------    ------------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes, net of discount                               100,000                --
   Cash payments on capital lease                                                             (1,709)               (1,472)
                                                                                  -------------------    ------------------

     Net cash flows from financing activities                                                 98,291                (1,472)
                                                                                  -------------------    ------------------

   Net change in cash and cash equivalents                                                    15,115              (265,190)
                                                                                  -------------------    ------------------

Cash and Cash Equivalents:
   Beginning of period                                                                        11,882               313,498
                                                                                  -------------------    ------------------

   End of period                                                              $               26,997  $             48,308
                                                                                  ===================    ==================


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Income taxes                                                             $               --      $             --
                                                                                  ===================    ==================
     Interest                                                                 $              2,720    $              352
                                                                                  ===================    ==================

Noncash investing and financing transactions:
     Common stock issued for deferred software development                    $               42,870  $             --
                                                                                  ===================    ==================

       See accompanying notes to unaudited condensed financial statements
                                      F-4

                          TOMBSTONE TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2009
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, the results of operations for the nine months and three months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2008. There have been no updates or changes to our audited financial statements for the year ended December 31, 2008.There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Going Concern

The Company's financial statements for the nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $1,137,287 as of September 30, 2009. The Company recognized revenues of $792 from its operational activities during the nine months ended September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.


Note 2: Related Parties
-----------------------

During the third quarter of 2009, the Company issued a former officer a total of 6,830 shares of common stock in lieu of $1,366 in salaries ($0.20 per share).

During the second quarter of 2009, the Company issued to two officers a total of 360,000 shares of common stock in lieu of $36,000 accrued salaries ($0.10 per share).

                          TOMBSTONE TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2009
                                   (Unaudited)

During the second quarter of 2009, the Company issued to one officer a total of 116,170 shares of common stock in lieu of $11,617 salaries ($0.10 per share).

Note 3: Intangible Assets
-------------------------

On May 15, 2008, Tombstone entered into an Intellectual Property Transfer Agreement with InDis Baltic, a Lithuania company, to purchase all of the rights, title and interest in and to the technology, intellectual property and the proprietary technology contained in the computer software known as OIEPrint. OIEPrint was developed as part of a development agreement between Tombstone and InDis Baltic. As part of the Intellectual Property Transfer Agreement, Tombstone agreed to pay the following:

     1.   $7,500 immediately upon mutual acceptance of Transfer Agreement,

     2.   $7,500 upon final acceptance of the Technology,

     3. 140,000 shares of restricted common stock of Tombstone upon final acceptance of the Technology, and

     4.   $10,000 in 90 days from the final acceptance of the Technology.

On March 3, 2009, Tombstone issued 140,000 shares of restricted common stock of Tombstone to InDis Baltic as indicated in the above agreement and recorded it as a deferred charge. On June 30, 2009, Tombstone recorded half of the final payment $5,000 for OIEPrint, which is a deferred charge in the accompanying financial statements. On July 6, 2009, Tombstone issued 25,000 shares of common stocks to InDis Baltic as the other half of the final payment in an agreement signed on July 6, 2009.

As a result of the final payment being made the intellectual property has been transferred to Tombstone. At that time, the Company capitalized the deferred charges in connection with OIEPrint as intangible assets and began to amortize them accordingly. At September 30, 2009, intangible assets had a net value of $101,912.

Note 4: Convertible Promissory Notes
------------------------------------

During the nine months ended September 30, 2009, Tombstone issued Convertible Promissory Notes payable to unrelated third parties totaling $100,000 with interest accruing at 8% per annum (paid quarterly) maturing twelve months from date of issuance. The notes are immediately convertible to restricted shares of common stock at $0.10 per share.

A beneficial conversion feature (difference between conversion price and the quoted stock price on the date of commitment) embedded in the convertible promissory notes was measured and recorded as $32,500 discount on convertible promissory notes and $67,500 interest expense in the accompanying financial statements for the nine-month period ended September 30, 2009.

The following is a summary of convertible promissory notes at September 30, 2009 and December 31, 2008:

                                        September 30, 2009     December 31, 2008
                                     -------------------------------------------
Notes issued in March 2009            $          7,500       $       -
Notes  issued in April 2009                     25,000               -
Notes  issued in May 2009                       27,500               -
Notes issued in July 2009                       40,000               -
                                     -------------------------------------------
Total convertible promissory notes    $        100,000       $       -
                                     ===========================================

                          TOMBSTONE TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2009
                                   (Unaudited)

Note 5: Shareholders' Equity
----------------------------

Stock Options

Pursuant to our Employee/Consultant Stock Option Plan, stock options generally are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees and consultants are exercisable pursuant to an immediate vesting schedule with a maximum contractual term of 5 years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. We do not pay dividends and do not expect to do so in the future. Expected volatilities are based on the historical volatilities of appropriate industry sector index. The expected term of the options granted during 2009 is approximately 3 years calculated using the simplified method.

We use historical volatility of appropriate industry sector index as we believe it is more reflective of market conditions and a better indicator of volatility. We use the simplified calculation of expected life. If we determined that another method used to estimate expected volatility was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

A summary of changes in the number of stock options outstanding for the nine months ended September 30, 2009 is as follows:


                                                        Exercise Price      Weighted       Weighted
                                                           Per Share        Average         Average
                                                                            Exercise       Remaining      Aggregate
                                        Number of                          Price Per      Contractual     Intrinsic
                                          Shares                             Share           Life           Value

Outstanding at December 31, 2008        5,020,000        $0.65 - $1.50       $2.56        0.75 years         --
Granted                                  129,999         $0.10 - $0.20       $0.15        3.40 years        $8,000
Exercised                                  --                 --              --              --             --
Cancelled/Expired                      (3,460,000)       $2.00 - $5.00       $3.50            ---            --
                                      ---------------   ----------------  -------------  --------------  -------------
Outstanding at September 30, 2009       1,689,999        $0.10 - $1.50       $0.65        2.92 years        $6,000
                                      ===============   ================  =============  ==============  =============

New Stock Options Granted
-------------------------

During the second quarter of 2009, we granted to two consultants and one officer, options to purchase 129,999 shares of our common stock at an exercise price of $0.10 to $0.20 per share, in exchange for services. The option to purchase 129,999 shares of our common stock vested immediately on grant date in April and expired in May, 2009. Our Board of Directors valued our common stock at $0.20 and $0.26 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $0.05 to $0.26 per share for an aggregate grant-date fair value of $8,009. We recorded $8,009 in stock-based compensation in the accompanying financial statements for the nine-month period ended September 30, 2009.

                          TOMBSTONE TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                               September 30, 2009
                                   (Unaudited)

The fair values of grants made in the nine months ended September 30, 2009 were computed using the following assumptions for our stock option plans:

                  Risk-free interest rate                 0.16% to 0.41%
                  Dividend yield                          0.00%
                  Volatility factor                       25.00%
                  Weighted average expected life          0.04 to 0.08 years

Options and Warrants Expired

During  the  nine  months  ended  September  30,  2009,   options  and  warrants
exercisable for 3,460,000 shares of the Company's common stock expired.

Amendment to Stock Option Plan

On May 27, 2009,  our Board of Directors  approved an amendment to the Company's
Employee/Consultant   Stock  Option  Plan  to  increase  the  number  of  shares authorized from 1,000,000 to 1,500,000.

Modification to Existing Options

The Board also modified 1,029,999 outstanding stock options under the Company's Employee/Consultant Stock Option Plan by extending their terms until August 31, 2012. Based on the grant-date fair value, the fair value of the modification totaled $10,374, which is being recognized as stock-based compensation expense in the accompanying financial statements for the six-month period ended June 30, 2009.

The fair values of modifications made in the nine months ended September 30, 2009 were computed using the following assumptions for our stock option plans:

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

Note 7:  Subsequent Events
--------------------------

The Company has evaluated it activities subsequent to the quarter ended September 30, 2009 and found no reportable subsequent events.

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

PLAN OF OPERATIONS

At September 30, 2009, we had cash on hand of $26,997. We intend to use our cash funds to continue operations. We intend to continue to develop the business opportunities presented by our OIEPrint(TM) software. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

As of September 30, 2009, we raised $100,000 in Convertible Notes that will mature after one year. Payments of interest at the rate of 8.0% per annum will be accrued and paid each quarter to each investor beginning June 30, 2009. We have paid investors interest expense of $2,720 as of September 30, 2009. The final principle payment to the investors will be payable to the investor one year from their investment date. The investor also has the option, based on their conversion terms, to convert to restricted shares of common stock at $0.10 per share with immediate convertibility (i.e. $2,500 = 25,000 shares.)

In the continuance of our business operations we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees of the Company.

On September 1, 2009, as a result of the resignation of Mr. Willis as the Company's Chief Executive Officer, Mr. John Harris was appointed as the Chief Executive Officer of the Company. Mr. Harris has served as a Director and the President of the Company since its inception. Prior to Mr. Willis's appointment as Chief Executive Officer, Mr. Harris served as the Chief Executive Officer of the Company from its inception through April 6, 2009.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009, we recognized $792 from its operational activities involving the services using the OIE Print software. During the three months ended September 30, 2008, we recognized $5,246 in sales from its operational activities in customized playing cards, which is recognized as a part of discontinued operations as a result of the Company's discontinuance of its customized playing card activities and a focus on the development of our OIE Print software, as a result sales of our customized playing cards are recognized in discontinued operations.

During the three months ended September 30, 2009, we incurred $29,198 in selling and general administrative expenses compared to $54,739 during the nine months ended September 30, 2008. The decrease of $25,541 was a result of the decrease in our activities in connection with the customized playing cards combined as discussed above.

During the three months ended September 30, 2009, we recognized a net loss of $78,954 compared to $54,348 for the three months ended September 30, 2008. The increase of $24,606 was a result of the decreases of selling and general and administrative expenses of $25,542 offset by an increase of $50,347 in interest expenses and amortization expenses as a result of the issuance of convertible promissory notes.

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, we recognized sales of $792 compared to sales of $53,397 during the nine months ended September 30, 2008 from the sale of our customized playing cards. The decrease in sales of $52,605 was a result of the discontinuance of the customized playing cards part of the Company, as a result sales of our customized playing cards are recognized in discontinued operations.

During the nine months ended September 30, 2009, we incurred operational losses of $156,822 compared to $264,123 during the nine months ended September 30, 2008. The decrease of $107,301 is a result of the discontinuance of the customized card printing operations as of December 31, 2008. The Company's employees agreed that no wages or payroll taxes would be accrued or paid during the nine month ended September 30, 2009. The resolution also included issuance of 123,000 shares of restricted common stock to Michael Willis, a former officer of the Company, in lieu of accrued salary from April 6, 2009 through July 6, 2009 and is posted as additional paid in capital and stock based compensation.

During the nine months ended September 30, 2009, we recognized a net loss of $227,788 compared to a net loss of $319,205 during the nine months ended September 30, 2008. The decrease of $91,417 is a result of the $107,301 decrease in operational expenses offset by an increase of $70,619 in interest expenses, as a result of the issuance of convertible promissory notes, and an impairment loss.

LIQUIDITY

At September 30, 2009, we had total current assets of $27,789 consisting of cash on hand of $26,997 and $792 in accounts receivables. At September 30, 2009, we had total current liabilities of $75,070, consisting of accounts payable of $2,286, other current liabilities of $2,754, Net Convertible Notes Payable, of $67,500, and lease obligations of $2,530. At September 30, 2009, we had a working capital deficit of $47,281.

Net cash used in operating activities during the nine months ended September 30, 2009 was $68,319, compared to net cash used in operating activities during the nine months ended September 30, 2008 of $260,232.

Net cash used in investing activities during the nine months ended September 30, 2009 was $14,857 compared to net cash used in investing activities during the nine months ended September 30, 2008 of $3,486. During the nine months ended September 30, 2009, we used $14,857 in the purchase of the OIEPrint software. During the nine months ended September 30, 2008 we used $3,086 in the purchase of property and equipment and $400 in the purchase of the OIEPrint software.

During the nine months ended September 30, 2009, we received $98,291 from our financing activities compared to using $1,472 during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we raised funds through a private financing consisting of $100,000 in Convertible Notes that will mature after one year. Payments of interest at the rate of 8.0% per annum will be accrued and paid each quarter to each investor beginning June 30, 2009. We have paid investors interest expense of $2,720 as of September 30, 2009. The final principle payment to the investors will be payable to the investor one year from their investment date. The convertible promissory notes provide for the holder to convert the promissory note into restricted shares of the Company's common stock at a rate of $0.10 per share, at any time prior to the payment of the convertible promissory note by the Company. These funds are to be used to support operations of the Company.

During the nine months ended September 30, 2009, the Board of Directors of the Company issued to the officers and directors (2 individuals), in lieu of monies owed for salaries at December 31, 2008 total $36,000, the issuance of a total of 360,000 restricted shares of our common stock (valued at $0.10 per share). These shares have been accounted for as a contribution of capital and have been accounted for in additional paid in capital.

During the nine months ended September 30, 2009, we issued 123,000 shares of our restricted stock to an employee, a former officer and director, in lieu of accrued salary from April 6, 2009 through September 30, 2009 of $12,983. These shares have been accounted for as a contribution of capital and have been accounted for in additional paid in capital.

During the nine months ended September 30, 2009, we issued 25,000 shares of our restricted common stock to Indis Baltic for the completion of their work on the development of the OIE Print Software. The shares had a value of $5,000. As a result of making this final payment of the OIEPrint Software, began to capitalize our expenditures in connection with the development of the OIEPrint Software and as result moved such expenditures from Deferred Charges to Intangible Assets. At September 30, 2009, the net value of such intangible assets was $101,912.

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

As required by SEC Rule 15d-15(b), Messrs. Harris and Cox our Chief Executive Officer and Chief Financial Officer for the quarter ended September 30, 2009, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Harris and Cox have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                NONE

ITEM 1A.  RISK FACTORS

            NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from July 1, 2009 through September 30, 2009.


DATE OF SALE      TITLE OF SECURITIES   NO. OF SHARES      CONSIDERATION               CLASS OF PURCHASER
----------------- -------------------- ---------------- ----------------------- -----------------------------

September 2009       Common Stock          25,000        Payment on Software         Business Associate
                                                              Contract
----------------- -------------------- ---------------- ----------------------- -----------------------------
September 2009       Common Stock           6,830        Services of Officers          Former Officer
----------------- -------------------- ---------------- ----------------------- -----------------------------

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

                          TOMBSTONE TECHNOLOGIES, INC.
                                  (Registrant)


Dated:  November 10, 2009       By: /s/ John N. Harris
                                    --------------------------------------
                                    Harris, President & Chief Executive Officer




Dated:   November 10, 2009      By: /Neil A. Cox
                                    ---------------------------------------
                                    Neil A. Cox Chief Financial Officer & Chief
                                    Accounting Officer