Form 10-K
period 2009-12-31
TOMBSTONE TECHNOLOGIES, INC.
filed 2010-03-29
CIK 1377318

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-53268


                          TOMBSTONE TECHNOLOGIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                          51-0541963
----------------------------------                      ------------------------
 State or other jurisdiction of                             I.R.S. Employer
  incorporation or organization                           Identification No.

                     5380 Highlands Dr., Longmont, CO 80503
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
         Not Applicable                                    Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes |X| No |_ |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                          Yes |_| No |_|

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

Large accelerated filer             [___]      Accelerated filer          [___]

Non-accelerated filer               [___]      Smaller reporting company  [_X_]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,628,930 as of March 25, 2010.

There were 4,878,000 shares outstanding of the registrant's Common Stock as of March 25, 2010.


                                        TABLE OF CONTENTS

                                     PART I

ITEM 1        Business                                                                       4
ITEM 1 A.     Risk Factors                                                                   7
ITEM 1 B.     Unresolved Staff Comments                                                      14
ITEM 2        Properties                                                                     14
ITEM 3        Legal Proceedings                                                              14
ITEM 4        Removed and Reserved                                                           14

                                     PART II

ITEM 5        Market for Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities                                          15
ITEM 6        Selected Financial Data                                                        16
ITEM 7        Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                     17
ITEM 7 A.     Quantitative and Qualitative Disclosures About Market Risk
ITEM 8        Financial Statements and Supplementary Data                                    21
ITEM 9        Changes in and Disagreements with Accountants on Accounting and Financial      22
              Disclosure
ITEM 9 A.     Controls and Procedures                                                        22
ITEM 9 A(T).  Controls and Procedures
ITEM 9B       Other Information                                                              23

                                    PART III

ITEM 10       Directors, Executive Officers, and Corporate Governance                        23
ITEM 11       Executive Compensation                                                         26
ITEM 12       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                            29
ITEM 13       Certain Relationships and Related Transactions, and Director Independence      31
ITEM 14       Principal Accounting Fees and Services                                         32

                                     PART IV

ITEM 15       Exhibits, Financial Statement Schedules                                        32

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

Tombstone is located at 5380 Highlands Dr., Longmont, Colorado 80503. The Company maintains a website at www.tombstonetechnologies.com, which is not incorporated in and is not a part of this report.

On January 19, 2010, Tombstone entered into an Agreement and Plan of Merger with Hunt Global Resources, Inc. and Hunt Acquisition Corp. Hunt Global Resources, Inc. (Hunt) is a Houston-based company focused on the use of new technologies to maximize the value of its natural resources projects.

The transaction is structured in the form of a reverse merger wherein Hunt shareholders will receive in excess of 90% of Tombstone Technologies, Inc. when the transaction is complete. The completion of the transaction is dependent upon the deliverance of audited financial statements of Hunt.

The transaction contemplates the issuance of shares as follows:

     A)   29,000,000 shares of Common Stock of Tombstone;

     B) 125,000 Class A Preferred Convertible Shares (having a conversion ratio of one preferred to 208 common Tombstone shares and subject to the common stock of the Tombstone having traded at an average bid price of $3.00 for ten consecutive trading days); and

     C) 125,000 Class B Convertible Preferred Shares (having a conversion ratio of one preferred for 248 common Tombstone shares and subject to the common stock of Tombstone having traded at an average bid price of $7.00 for ten consecutive trading days).

Current Operations
------------------

The Company has had limited operations over the last two years. Those operations have focused on the structure and capital formation of the Company, as Tombstone operations have focused on the development of its proprietary OIEPrint(TM) software, a Web-2-Print (W2P) template driven application. Web-2-Print is the overall process of integrating technology, from ordering and pre-press to post-press and delivery, in order to reduce time and costs.

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

Competition
-----------

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

Tombstone was incorporated in 2005 and has had a limited operating history.
--------------------------------------------------------------------------

Tombstone has only very recently been organized to perform the operations described above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the Web 2 Print business, especially in view of the intense competition from existing businesses in the industry.

A decline in on-line printing may adversely affect Tombstone's business.
-----------------------------------------------------------------------

If on-line printing declines in activity, there is significant risk that the operations of Tombstone will be negatively impacted resulting in lack of sales revenues, if any are ever developed. This decline could result from adverse economic conditions, which negatively affect disposable income and changes in printing habits,

Tombstone's  Weaknesses  may affect  Tombstone's  ability to sell,  compete  and
--------------------------------------------------------------------------------
generate revenues.
-----------------

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

Tombstone  may have a shortage  of working  capital  in the future  which  could
--------------------------------------------------------------------------------
jeopardize Tombstone's ability to carry out Tombstone's business plan.
---------------------------------------------------------------------

Tombstone's capital needs consist primarily of rent, insurance, utilities, marketing expenses, wages, taxes, etc. and could exceed $500,000 in the next twelve months. Such funds are not currently committed, and Tombstone has cash as of the date of this Annual Report of approximately $5,189.

Tombstone's  officers and Directors may have conflicts of interest which may not
--------------------------------------------------------------------------------
be resolved favorably to the Company.
------------------------------------

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

Tombstone will need additional  financing for which Tombstone has no commitments
--------------------------------------------------------------------------------
and this may jeopardize execution of Tombstone's business plan.
--------------------------------------------------------------

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

Tombstone can make no assurance of success or profitability in the future.
-------------------------------------------------------------------------

There is no assurance that Tombstone will ever operate profitably. There is no assurance that Tombstone will generate revenues or profits in the future, or that the market price of Tombstone's Common Stock will be increased thereby.

Tombstone   will  depend  upon   Management  but  Tombstone  will  have  limited
--------------------------------------------------------------------------------
participation of management.
---------------------------

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

Tombstone's  Officers and  Directors  are not employed  full-time by the Company
--------------------------------------------------------------------------------
which could be detrimental to the business.
------------------------------------------

Tombstone's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts including time and efforts involved in participation with such other business entities. Each officer and director of Tombstone's business is engaged in business activities outside of Tombstone's business, and the amount of time they devote as Officers and Directors to Tombstone's business will be up to 50 hours per week. (See "Executive Team")

Tombstone does not know of any reason other than outside business interests that would prevent them from devoting full-time to Tombstone, when the business may demand such full-time.

Tombstone's  Officers and Directors may have Conflicts of Interests to Corporate
--------------------------------------------------------------------------------
Opportunities   which  Tombstone's  Company  may  not  be  able  or  allowed  to
--------------------------------------------------------------------------------
participate in.
--------------

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

Tombstone has agreed to indemnification of Officers and Directors as is provided
--------------------------------------------------------------------------------
by Colorado Statute.
-------------------

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

Tombstone  may  depend  upon  Outside  Advisors,  who  may not be  available  on
--------------------------------------------------------------------------------
reasonable terms and as needed.
------------------------------

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

Tombstone has substantial  competitors who have an advantage over the Company in
--------------------------------------------------------------------------------
resources and marketing.
-----------------------

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

RISK FACTORS RELATED TO TOMBSTONE'S ON-LINE PRINTING OPERATIONS

Actual or  perceived  security  vulnerabilities  in  Tombstone's  product  could
--------------------------------------------------------------------------------
adversely affect its revenues.
-----------------------------

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

System failures or system unavailability could harm Tombstone's business.
------------------------------------------------------------------------

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

Purchasers of products and services,  may not choose to shop online, which would
--------------------------------------------------------------------------------
prevent us from  acquiring new  customers  which are necessary to the success of
--------------------------------------------------------------------------------
its business.
------------

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

Interruptions to website operations,  information technology systems, production
--------------------------------------------------------------------------------
processes  or  customer  service  operations  as a result of natural  disasters,
--------------------------------------------------------------------------------
errors in technology,  capacity  constraints,  security breaches or other causes
--------------------------------------------------------------------------------
could  damage  Tombstone's  reputation  and  brand  and  substantially  harm the
--------------------------------------------------------------------------------
Company's business and results of operations.
--------------------------------------------

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

If  Tombstone is unable to market and sell  products  and  services  beyond it's
--------------------------------------------------------------------------------
existing  target  markets and develop new  products  and services to attract new
--------------------------------------------------------------------------------
customers, its results of operations may suffer.
-----------------------------------------------

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


RISK FACTORS RELATED TO TOMBSTONE'S STOCK

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of Tombstone's Securities.
-------------------------

Tombstone is a "penny stock" company. Tombstone's securities currently trade on the Over-the Counter Bulletin Board under the symbol "TMCI." There is a limited public market for Tombstone's Common Stock. Tombstone's Securities will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

Tombstone will pay no foreseeable dividends in the future.
---------------------------------------------------------

Tombstone has not paid dividends on its Common Stock and does not ever anticipate paying such dividends in the foreseeable future.

Loss of control by Tombstone's  present  management and  stockholders  may occur
--------------------------------------------------------------------------------
upon issuance of additional Shares.
----------------------------------

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

A limited public market exists for Tombstone's Common Stock.
-----------------------------------------------------------

Tombstone's Common Stock trades on the Over-the Counter Bulletin Board under the symbol "TMCI." There is a limited public market for Tombstone's Common Stock and no assurance can be given that this market will continue to develop or that a Shareholder ever will be able to liquidate their investment without considerable delay, if at all. If the market continues to develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the securities. Due to the low price of Tombstone's securities, many brokerage firms may not be willing to effect transactions in Tombstone's securities. Even if a purchaser finds a broker willing to effect a transaction in Tombstone's securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Rule 144 sales in the future may have a depressive  effect on Tombstone's  stock
--------------------------------------------------------------------------------
price.
-----

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

Future dilution may occur due to issuances of Shares for various  considerations
--------------------------------------------------------------------------------
in the future.
-------------

There may be substantial dilution to Tombstone's Shareholders as a result of future decisions of the Board to issue Shares without Shareholder approval for cash, services, acquisitions, or pursuant to Tombstone's Employee/Consultant Stock Option Plan for which 1,500,000 shares have been reserved. Award/Earnings/Vesting criteria under the Plan have not been set. Currently, there are 1,029,999 Options outstanding under the Plan.

In addition, the Company has warrants exercisable for 660,000 shares of its common stock at $0.55 to $0.60 per share. If all of the outstanding options and warrants were exercised, the Company would have issued 1,689,999 shares of its common stock to the holders of its options and warrants.

No Assurance of Public Market for any of Tombstone's Securities.
---------------------------------------------------------------

There is presently a limited market for any of Tombstone's securities and there can be no assurance a larger market will develop or that holders will be able to resell their Common Stock at the public offering price or without delay. Should a larger market for Tombstone's Securities develop there is no assurance that such a market will continue. In addition, due to the low price of these Securities many brokerage firms may not effect transactions in the Common Stock and banks may not accept them as collateral for loans.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Tombstone does not own any property, real or otherwise. For the first year and currently, the Company conducted administrative affairs from the office located in the home of the Company's Chairman and CFO, Neil A. Cox, at no cost. Tombstone's current office address is 5380 Highlands Dr., Longmont, Colorado 80503. During the year ended December 31, 2009, the Company moved from its offices located at 2400 Central Ave., Suite G, Boulder, CO 80301 to its current location. Prior to the move, the Company rented its office space for approximately $965 per month, on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

Tombstone anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Tombstone cannot assure that their ultimate disposition will not have a materially adverse effect on Tombstone's business, financial condition, cash flows or results of operations. There are no such claims or legal proceedings as of December 31, 2009.

ITEM 4.  REMOVED AND RESERVED

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Tombstone's Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). The Company's stock currently trades on the OTC Bulletin Board under the symbol "TMCI." During the years ended December 31, 2009 and 2008, Tombstone's common stock had limited trading as shown in the table below.

                                                            HIGH           LOW

For the quarter ended December 31, 2009                    $0.90          $0.30
For the quarter ended September 30, 2009                   $0.30          $0.06
For the quarter ended June 30, 2009                        $0.30          $0.20
For the quarter ended March 31, 2009                       $0.65          $0.27

For the quarter ended December 31, 2008                    $0.65          $0.65
For the quarter ended September 30, 2008                   $0.55          $0.55
For the quarter ended June 30, 2008                        $1.05          $1.05
For the quarter ended March 31, 2008                       $0.90          $0.85

In addition to Tombstone's common stock, in October 2007, the Company began trading its Units on the OTC Bulletin Board. A Unit consists of 1 share of Tombstone common stock, 1 of the Company's "A" Warrants and 1 of the Company's "B" Warrants. The Units trade on the OTC Bulletin Board under the symbol "TMCIU." During the years ended December 31, 2009 and 2008, the Company's Units did not trade. During the year ended December 31, 2009, the Company's "A" Warrants and "B" Warrants expired.

Holders

There are approximately 60 holders of record of Tombstone common stock as of December 31, 2009.

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

Recent Sales of Unregistered Securities

Tombstone made the following unregistered issuances of its securities from January 1, 2009 through December 31, 2009.


    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
---------------------- --------------------- ----------------- ---------------------- ---------------------

      3/3/2009             Common Stock          140,000       Software Development   Business Associate

      6/30/2009            Common Stock          180,000            $18,000 in             Neil Cox

      6/30/2009            Common Stock          180,000            $18,000 in            John Harris

      6/30/2009            Common Stock          116,170            $11,617 in          Michael Willis

       6/30/09                Option              55,000             Services           Michael Willis

       6/30/09                Option              16,666             Services         Business Associate

       6/30/09                Option              58,333             Services         Business Associate

       9/30/09             Common Stock           25,000       Payment on Software    Business Associates

      9/30/090             Common Stock           6,830              Services           Michael Willis


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

Plan of Operations

At December 31, 2009, Tombstone had cash on hand of $7,439. The Company intends to use its cash funds to continue operations. Those operations have focused on the structure and capital formation of the Company, as Tombstone operations have focused on the development of its proprietary OIEPrint(TM) software, a Web-2-Print (W2P) template driven application. Web-2-Print is the overall process of integrating technology, from ordering and pre-press to post-press and delivery, in order to reduce time and costs. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

We are currently offering the following products to local printers:

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

During the year ended December 31, 2009, we raised $100,000 in Convertible Notes that will mature after one year. Payments of interest at the rate of 8.0% per annum will be accrued and paid each quarter to each investor beginning June 30, 2009. During the year ended December 31, 2009, we paid interest of $4,744. The investor also has the option, based on their conversion terms, to convert to restricted shares of common stock at $0.10 per share with immediate convertibility (i.e. $2,500 = 25,000 shares.) In February 2010, all of the investors of the $100,000 Convertible Promissory Notes elected to convert their promissory notes into shares of the Company's common stock. The Company issued 1,000,000 shares of its restricted common stock upon the conversion of $100,000 in principal.

On January 19, 2010, Tombstone entered into an Agreement and Plan of Merger with Hunt Global Resources, Inc. and Hunt Acquisition Corp. Hunt Global Resources, Inc. (Hunt) is a Houston-based company focused on the use of new technologies to maximize the value of its natural resources projects.

The transaction is structured in the form of a reverse merger wherein Hunt shareholders will receive in excess of 90% of Tombstone Technologies, Inc. when the transaction is complete. The completion of the transaction is dependent upon the deliverance of audited financial statements of Hunt. At the time of this filing, the transaction has not closed nor have audited financial statements been received.

The transaction contemplates the issuance of shares as follows:

     A)   29,000,000 shares of Common Stock of Tombstone;

     B) 125,000 Class A Preferred Convertible Shares (having a conversion ratio of one preferred to 208 common Tombstone shares and subject to the common stock of the Tombstone having traded at an average bid price of $3.00 for ten consecutive trading days); and

     C) 125,000 Class B Convertible Preferred Shares (having a conversion ratio of one preferred for 248 common Tombstone shares and subject to the common stock of Tombstone having traded at an average bid price of $7.00 for ten consecutive trading days).

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

RESULTS OF OPERATIONS

For The Year Ended  December  31, 2009  Compared to the Year Ended  December 31,
2008

During the year ended December 31, 2008, Tombstone did not recognize any revenues from its continuing operations. During the year ended December 31, 2009, Tombstone recognized revenues of $1,508 from its operations. In connection with the $1,508 revenues, Tombstone recognized cost of sales of $1,120 with a gross profit of $388 for the year ended December 31, 2009.

During the year ended December 31, 2009, Tombstone incurred selling and general and administrative expenses of $197,654 compared to $323,760 during the year ended December 31, 2008. The decrease of $126,106 was due in part to the Company's decreased operational activities compared to the prior period. During the year ended December 31, 2009, the selling and general and administrative expenses consisted of $78,983 in stock compensation expenses, $11,912 in depreciation expenses and $18,530 in amortization expenses. During the year ended December 31, 2008, selling and general and administrative expenses included $52,862 in stock compensation expenses, $23,441 accounting and $144,037 payroll expense.

During year ended December 31, 2009, Tombstone recognized a total interest expense of $103,533, which consists of $98,333 in expense recognized as a result of the beneficial conversion feature (the difference between the conversion price and the quoted stock price on the date of commitment) in connection with the $100,000 in convertible promissory notes issued during the year ended December 31, 2009.

The Company recognized an impairment loss on assets of $484 during the year ended December 31, 2009. The impairment loss was recognized in connection with the write-off of abandoned provisional patents.

For the year ended December 31, 2009, the Company incurred a net loss of $301,278 compared to a net loss of $380,089 for the year ended December 31, 2008. The decrease of $78,811 in net loss was due to the $126,494 decrease in operational loss offset by the $107,417 increase of other expenses, resulting mainly from the $103,045 increase of interest expense, as discussed above, as well as the $59,734 decrease of loss from discontinued operations."

For the year ended December 31, 2009, Tombstone recognized a net loss per share of $0.09 compared to a net loss per share of $0.12 per share during the year ended December 31, 2008.

Liquidity and Capital Resources For the Year Ended December 31, 2009

At December 31, 2009, Tombstone had total current assets of $7,439 consisting solely of cash and cash equivalents, and current liabilities of $107,492. At December 31, 2009, current liabilities exceed current assets by $100,053.

Net cash used in operating activities during the year ended December 31, 2009 was $87,272, compared to net cash used in operating activities during the year ended December 31, 2008 of $252,007. During the year ended December 31, 2009, the net cash used represented a net loss of $301,278, was adjusted for certain non-cash items consisting of stock based compensation of $78,983, interest expense of $98,333 as a result of the beneficial conversion feature of the $100,000 in convertible promissory notes, $11,912 in depreciation expense, $18,530 in amortization expense and a $484 loss on the write off of certain assets. During the year ended December 31, 2009, there was a $383 decrease in accounts receivable, a $1,854 decrease in prepaid expenses and a $3,527 increase in accounts payable.

During the year ended December 31, 2008, the net cash used represented a net loss of $380,089, was adjusted for certain non-cash items consisting of stock based compensation of $52,862 and depreciation expense of $10,237. During the year ended December 31, 2008, there was an $8,837 decrease in accounts receivable, a $360 increase in prepaid expenses and a $38,681 increase in accounts payable.

During the year ended December 31, 2009, the Company used $14,857 in the completion of the purchase of its software.

During the year ended December 31, 2008, the Company used $47,080 in its investing activities. Investing activities during the year ended December 31, 2008, included $6,750 for property and equipment, $484 of patent application costs and $39,846 in the purchase of software.

During the year ended December 31, 2009, the Company was provided $97,686 from its financing activities. During the year ended December 31, 2009, the Company made payments of the $2,314 on its capital lease. During the year ended December 31, 2008, the Company used $2,529 in its financing activities consisting solely of payments on its capital lease.

During the year ended December 31, 2009, the Company issued Convertible Promissory Notes payable to unrelated third parties totaling $100,000 with interest accruing at 8% per annum (paid quarterly) maturing twelve months from date of issuance. The notes were immediately convertible to restricted shares of common stock at $0.10 per share.

A beneficial conversion feature (difference between conversion price and the quoted stock price on the date of commitment) embedded in the convertible promissory notes was measured at $100,000 and recorded as a debt discount on the transaction date. As of December 31, 2009, $98,333 of the discount was amortized to interest expense, leaving an unamortized discount of $1,667 at December 31, 2009.

In January 2010, all of the holders of the outstanding Convertible Promissory Notes gave conversion notice to the Company that they would convert their notes into shares of the Company's common stock. The conversion of the Convertible Promissory Notes resulted in the issuance of 1,000,000 shares of Company's common stock to the convertible promissory note holders of such notes as of January 15, 2010. After the conversion of such Convertible Promissory Notes the Company does not have any Convertible Promissory Notes outstanding.

The Company was indebted to two officers for accrued but unpaid compensation totaling $36,000 at December 31, 2008. During the year ended December 31, 2009, the Company issued to two officers a total of 360,000 shares of common stock in lieu of the accrued salaries. The fair value of the common stock on the transaction date was $0.10 per share. As a result, the Company recorded $36,000 against the accrued salaries and $36,000 as stock based compensation.

During the year ended December 31, 2009, the Company issued a former officer a total of 123,000 shares of common stock in lieu of salaries valued at $12,300 ($0.20 per share), based on the fair value of the common stock on the transaction date.

On March 3, 2009, Tombstone issued 140,000 shares of restricted common stock of Tombstone to InDis Baltic in accordance with an agreement to develop the OIEPrint software and recorded it as a deferred charge. On June 30, 2009, Tombstone recorded half of the final payment $5,000 for OIEPrint, which is a deferred charge in the accompanying financial statements. On July 6, 2009, Tombstone issued 25,000 shares of common stocks to InDis Baltic as the other half of the final payment in an agreement signed on July 6, 2009.

During the second quarter of 2009, we granted to two consultants and one officer, options to purchase 129,999 shares of our common stock at an exercise price of $0.10 to $0.20 per share, in exchange for services. The option to purchase 129,999 shares of our common stock vested immediately on the grant date in April and their terms have been extended until August, 2012. Our Board of Directors valued our common stock at $0.20 and $0.26 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $0.05 to $0.26 per share for an aggregate grant-date fair value of $8,009. We recorded stock-based compensation in the accompanying financial statements for the year ended December 31, 2009.

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

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009 and 2008 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

Tombstone is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet its ongoing operating expenses. There is no assurance that the Company will be able to raise the necessary equity and/or debt that Tombstone will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. Tombstone cannot make any assurances that the Company will be able to raise funds through such activities.

Critical Accounting Policies

Tombstone has identified the policies below as critical to its business operations and the understanding of Tombstone's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Tombstone's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page F-7 for the years ended December 31, 2009 and 2008. Note that Tombstone's preparation of this document requires Tombstone to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Tombstone's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

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

Revenue is recognized on the accrual basis in the month services are performed. Total revenues for the years ended December 31, 2009 and 2008 were $1,508 and $-0-, respectively.

Stock-based Compensation

Share based compensation awards are recognized using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Tombstone Technologies, Inc. for the years ended December 31, 2009 and 2008 appear as pages F-3 through F-6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2009. Tombstone believes that internal control over financial reporting is effective. The Company has not identified any, current material weaknesses considering the nature and extent of the Company's current operations and any risks or errors in financial reporting under current operations.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Tombstone's directors, executives or officers, including their ages as of December 31, 2009.


          Name        Age                       Position                 Term
------------------ ---------- --------------------------------------- ----------

John N. Harris        63      President, Chief Executive Officer        Annual
                              and Director

Neil A. Cox           60      Chairman of the Board and Chief           Annual
                              Financial Officer

William H. Reilly     56      Chief Operations Officer/Chief Tech-      Annual
                              nology Officer and Director

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

President, Chief Executive Officer and Director
John N. Harris, 63

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

Chairman of the Board and Chief Financial Officer
Neil A. Cox, 60

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

Chief Operations Officer/Chief Technology Officer and Director
William H. Reilly, 56

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

FORMER CHIEF EXECUTIVE OFFICER - MICHAEL WILLIS

Mr. Willis was appointed the Chief Executive Officer of the Company on April 6, 2009 and resigned the position on September 1, 2009. Mr. Willis has served in leadership positions in Internet technology companies for the past fifteen years. He was one of the founders of Digital Directions International, Inc. worked with them from March 2000 through June 2008 and served as president and COO of Paragon Solutions, a Chicago-based technology services company specializing in Web-based software solutions. Mr. Willis has served on the Information Systems faculties at the University of Southern California, the University of Denver and the University of Colorado. Mr. Willis received his

Bachelor Science from Bradley University and his Masters from Johns Hopkins University. He has completed graduate programs in Applied Mathematics at George Washington University and in Statistical Research, The American University.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers during the fiscal years ended December 31, 2009, 2008 and 2007. The table sets forth this information for Tombstone, including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes all Officers as of December 31, 2009.


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

John N.           2009      0        0        0        0          0            0              0            0
Harris,           2008   36,000      0        0        0          0            0              0         36,000
President and     2007   36,000      0        0        0          0            0              0         36,000
CEO(1)

Neil A. Cox,      2009      0        0        0        0          0            0              0            0
CFO(1)            2008   36,000      0        0        0          0            0              0         36,000
                  2007   36,000      0        0        0          0            0              0         36,000

William H.        2009      0        0        0        0          0            0              0            0
Reilly,           2008   42,000      0        0       150         0            0              0         42,150
COO/CTO(1)        2007   42,000      0        0        0          0            0              0         42,000

Michael Willis    2009      0        0        0      1,105        0            0              0          1,105
(3)

(1) During the year ended December 31, 2008, Messrs. Harris and Cox's both were paid $18,000 of their $36,000 salaries. The remaining $18,000 was accrued at December 31, 2008 and paid during the year ended December 31, 2009.

(2) During the year ended December 31, 2008, Mr. Reilly was issued an option to purchase 150,000 shares of the Company's common stock. The option has an exercise price of $0.65 per share. The option was valued using the Black-Scholes method.

(3)Mr. Willis served the Chief Executive Officer of the Company from April 6, 2009 through September 1, 2009. Mr. Willis was issued an option exercisable for 55,000 shares of the Company's stock. The option has an exercise price of $0.20 per share and expires in August 2012. The option has a value of $1,105 using the Black-Scholes Model.

Up until June 30, 2006, Tombstone's officers had served without salary and contributed their services, and thereafter the Company has paid the President and CFO at a rate of $3,000 per month on a month- to month basis without contract. The COO/CTO is paid at a rate of $3,500 per month on a month to month basis without contract.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2009 the "Named Executive Officers"):


                           Option Awards                                          Stock awards
                                                                                                    Equity
                                                                                                    incentive
                                        Equity                                                      plan
                                       incentive                                         Equity     awards:
                                         plan                                            incentive  Market
                                        awards:                                          plan       or
             Number      Number of     Number of                        Number   Market  awards:    payout
             of          securities   securities                        of       value   Number     value
             securities  underlying   underlying                        shares   of      of         of
             underlying unexercised   unexercised  Option    Option     or       shares  unearned   unearned
             unexercisedoptions (#)    unearned    exercise  expiration units    of      shares,    shares,
   Name      options    unexercisable   options     price      date     of       units   units or   units
             (#)                          (#)        ($)                stock    of      other      or
             exercisable                                                that     stock   rights     others
                                                                        have     that    that       rights
                                                                        not      have    have not   that
                                                                        vested   not     vested     have
                                                                          (#)    vested     (#)     not
                                                                                  ($)                vested
                                                                                                      ($)
------------ ---------- ------------- ------------ --------- ---------- -------- ------- ---------- ---------

Neil Cox        -0-         -0-           -0-       $ -0-        -        -0-    $ -0-      -0-       -0-

John Harris     -0-         -0-           -0-       $ -0-        -        -0-    $ -0-      -0-       -0-

William      150,000        -0-           -0-       $0.65     08/2012     -0-    $ -0-      -0-       -0-
Reilly       100,000        -0-           -0-       $0.55     08/2012     -0-    $ -0-      -0-       -0-


                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives' Compensation Table" during the year ended December 31, 2009:


                                                                   Non-qualified
                               Non-equity deferred
               Fees                                  incentive      compensation      All other
               earned     Stock         Option          plan          earnings      compensation     Total
    Name       or paid    awards ($)  awards ($)    compensation        ($)            ($) (1)        ($)
                in cash                                 ($)
                  ($)
-------------- ---------- ----------- ------------ --------------- --------------- ---------------- ---------

Neil Cox         $ -0-      $ -0-        $ -0-         $ -0-           $ -0-            $ -0-        $ -0-


John Harris      $ -0-      $ -0-        $ -0-         $ -0-           $ -0-            $ -0-        $ -0-

William          $ -0-      $ -0-        $-0-          $ -0-            $-0-            $ -0-        $ -0-
Reilly(2)

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

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Stock Option Plan

Tombstone has an Option Plan. As of December 31, 2009, 1,029,999 options are outstanding under the 2006 Option Plan of which 1,029,999 are exercisable. During the year ended December 31, 2009, the Company issued 129,999 shares under the option plan, of which 55,000 shares were issued to a former officer of the Company. Tombstone has reserved 1,500,000 shares of common stock for issuance under the 2006 Option Plan.

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


                      EQUITY COMPENSATION PLAN INFORMATION

Stock Option Plan

Tombstone has an Option Plan. As of December 31, 2009, 1,029,999 options are outstanding under the 2006 Option Plan of which 1,029,999 are exercisable. During the year ended December 31, 2009, the Company issued 129,999 shares under the option plan, of which 55,000 shares were issued to a former officer of the Company. Tombstone has reserved 1,500,000 shares of common stock for issuance under the 2006 Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The information below is based on the number of shares of Tombstone's common stock that Tombstone believes was beneficially owned by each person or entity as of December 31, 2009. The total shares outstanding as of December 31, 2009 was 3,878,000.


      Title of Class              Name and Address of          Amount and Nature of     Percent of Class(1)
                                    Beneficial Owner             Beneficial Owner
---------------------------- ------------------------------- ------------------------- ----------------------
                             John N. Harris
                             President, CEO & Director
       Common shares         PO Box 1547
                             Lyons, CO 80540                         680,000                    12%

       Common shares         Neil A. Cox                             580,000                    10%
                             CFO & Director
                             5380 Highlands Drive
                             Longmont, CO 80503

       Common shares         William H. Reilly(2)                    275,000                   4.9%
                             COO/CTO & Director
                             4859 Dakota Blvd
                             Boulder, CO 80304

       Common shares         Capital Merchant Bank(3)                300,000                    5%
                             600 N. Bradley Road
                             Lake Forest, IL 60045

All Directors and
Executive Officers as a
Group (3 persons)                                                   1,535,000                   28%

     (1) Based upon 3,878,000 shares of common stock issued and outstanding on December 31, 2009, warrants exercisable for 660,000 shares of common stock and options exercisable for 1,029,999 shares of common stock, there would be 5,567,999 shares of Tombstone common stock issued and outstanding, on a fully diluted basis.
     (2) Consists of 25,000 shares of common stock and an option exercisable for 250,000 shares of common stock.
     (3) The Capital Merchant Bank holds these 300,000 warrants beneficially for Joseph Kurczodyna.

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

The Company, in August 2006, engaged as a consultant, Capital Merchant Banc under an Agreement which provides for the vesting of 600,000 Warrants to purchase Shares at $0.55 per Share based upon performing consulting services for which it is paid $3,000 per month. When vested, Capital Merchant Banc could acquire an amount of Shares equal to 15.66% of the issued and outstanding Common Stock prior to exercise of any Warrants. These Warrants expire August 31, 2009 with an Option to acquire a new two year Warrant at $0.55 for 600,000 if the stock price has not closed at $0.50 for 30 days. Capital Merchant Banc Warrants are vested upon completion of the consulting services for: 1. Product Public Relations Program; 2. Sales Program design; 3. Corporate Awareness Program and structure advice which Tombstone deems to be substantially complete. In May 2009, the term of these warrants was extended to August 31, 2012. In May 2009, Capital Merchant Banc assigned 300,000 to unrelated party individuals..


The Company was indebted to two officers (Messers. Cox and Harris) for accrued but unpaid compensation totaling $36,000 at December 31, 2008. During the year ended December 31, 2009, the Company issued to two officers a total of 360,000 shares of common stock in lieu of the accrued salaries. The fair value of the common stock on the transaction date was $.20 per share. As a result, the Company recorded $36,000 against the accrued salaries and $36,000 as stock based compensation.

During the year ended December 31, 2009, the Company issued a former officer (Michael Willis) a total of 123,000 shares of common stock in lieu of salaries valued at $24,600 ($0.20 per share), based on the fair value of the common stock on the transaction date.

During the second quarter of 2009, we granted Mr. Michael Willis, a former officer of the Company, an option to purchase 55,000 shares of our common stock at an exercise price of $0.20 per share, in exchange for services. The option to purchase 55,000 shares of our common stock vested immediately on the grant date in April and expires on August 31, 2012. Our Board of Directors valued our common stock at $0.20 and $0.26 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $0.05 to $0.26 per share for an aggregate grant-date fair value of $1,105.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Cordovano and Honeck, LLP ("C&H") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining C&H's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and December 31, 2008 by Cordovano and Honeck, LLP.

                             Year Ended December 31,

                                2009                       2008
                        ---------------------      ---------------------
Audit Fees                    $ 15,124                   $ 15,329

Audit-related Fees              $ 0                         $ 0

Tax Fees                       $ 615                       $ 625

All Other Fees                  $ 0                         $ 0

                        ---------------------      ---------------------
Total Fees                    $ 15,739                   $ 15,954


All audit work was performed by the auditors' full time employees.

Tombstone's corporate tax returns are prepared by J.L Griffin & Company, P.C.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)                    Audited financial statements for December 31, 2009


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


        31.1           Certification of Chief Executive Officer pursuant to Section 302 of the
        31.2           Certification of Chief Financial Officer pursuant to Section 302 of the
        32.1           Certification of Principal Executive Officer pursuant to Section 906 of the
        32.2           Certification of Principal Financial Officer pursuant to Section 906 of the
                       Sarbanes-Oxley Act

----------------------

(1)   Incorporated  by  reference  to  the  Form  S-1   Registration   Statement
(#333-138184) filed with the Securities and Exchange Commission on October 24, 2006.

(2)   Incorporated  by  reference  to  the  Form  S-1   Registration   Statement
(#333-138184) filed with the Securities and Exchange Commission on January 8, 2007.

A copy of documents can be provided by mail, free of charge, by sending a written request to Tombstone Technologies, Inc., 5380 Highlands Dr., Longmont, CO 80503.

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)


                                                                                    Page
                                                                               --------------

Report of Independent Registered Public Accounting Firm                              F-2

Balance Sheets at December 31, 2009 and December 31, 2008                            F-3

Statements of Operations for the Years Ended December 31, 2009
    and 2008                                                                         F-4

Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended
    December 31, 2009 and 2008                                                       F-5

Statements of Cash Flows for the Years Ended December 31, 2009
    and 2008                                                                         F-6

Notes to Financial Statements                                                        F-7

                  Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Tombstone Technologies, Inc.:

We have audited the accompanying balance sheets of Tombstone Technologies, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders' equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tombstone Technologies, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As shown in the financial statements, the Company incurred net losses of $301,278 and $380,089 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, current liabilities exceed current assets by $100,053. These factors, and the others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.



/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 26, 2010


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                                         Balance Sheets

                                                                                            As of December 31,
                                                                                         2009                 2008
                                                                                  -------------------  --------------------

                                     Assets

Current Assets
    Cash and cash equivalents                                                   $            7,439   $            11,882
    Accounts receivable                                                                       --                     383
    Prepaid expenses                                                                          --                   1,854
                                                                                  -------------------  --------------------

              Total Current Assets                                                           7,439                14,119

Property and equipment, net (Note 3)                                                         5,679                17,591
Deferred charges                                                                              --                  53,450
Intangible assets, net (Note 3)                                                             92,647                   484
                                                                                  -------------------  --------------------

              Total Assets                                                      $          105,765   $            85,644
                                                                                  ===================  ====================

                Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
    Accounts payable                                                            $            7,234   $               953
    Accrued payroll                                                                           --                  36,000
    Other current liabilities                                                                 --                   2,754
    Convertible promissory notes, net of unamortized
      discount of $1,667 (Note 4)                                                           98,333                  --
    Current portion - capital lease obligation                                               1,925                 2,697
                                                                                  -------------------  --------------------

              Total Current Liabilities                                                    107,492                42,404

Capital lease obligation, less current portion                                                --                   1,542
                                                                                  -------------------  --------------------

              Total Liabilities                                                            107,492                43,946
                                                                                  -------------------  --------------------

Shareholders' Equity (Deficit) (Note 6):
    Preferred stock, no par value; 1,000,000 shares authorized,
        -0- and -0- shares issued and outstanding, respectively                               --                    --
    Common stock, no par value; 100,000,000 shares authorized,
        3,878,000 and 3,230,000 shares issued and outstanding, respectively                955,775               816,305
    Additional paid-in capital                                                             253,275               134,892
    Accumulated deficit                                                                   (909,499)             (909,499)
    Deficit accumulated during development stage                                          (301,278)               --
                                                                                  -------------------  --------------------

              Total Shareholders' Equity (Deficit)                                          (1,727)               41,698
                                                                                  -------------------  --------------------

              Total Liabilities and Shareholders' Equity (Deficit)              $          105,765   $            85,644
                                                                                  ===================  ====================


                 See accompanying notes to financial statements
                                      F-3


                                  TOMBSTONE TECHNOLOGIES INC.
                                 (A Development Stage Company)
                                    Statements of Operations

                                                                                           For the Year Ended
                                                                                               December 31,
                                                                               -------------------------------------------

                                                                                      2009                   2008
                                                                               --------------------   --------------------

Sales                                                                           $            1,508 $                 --
Cost of sales                                                                                1,120                   --
                                                                               --------------------   --------------------
Gross profit                                                                                   388                   --

Selling, general and administrative expenses                                               197,654                323,760
                                                                               --------------------   --------------------

    Loss from continuing operations                                                       (197,266)              (323,760)

Other income and (expense):
    Interest income                                                                              5                  3,893
    Interest expense:
      Beneficial conversion feature (Note 4)                                               (98,333)                   --
      Other                                                                                 (5,200)                  (488)
    Operating loss due to impairment of assets                                                (484)
                                                                               --------------------   --------------------
                                                                                          (104,012)                 3,405

Loss before income taxes and discontinued operations                                      (301,278)              (320,355)
Income tax provision (Note 7)                                                               --                     --
                                                                               --------------------   --------------------
Loss from continuing operations                                                           (301,278)              (320,355)
                                                                               --------------------   --------------------

Discontinued operations (Note 5):
    Loss from operations of playing card
      component, net of taxes                                                               --                    (46,976)
    Loss from abandonment of playing card
      component, net of taxes                                                               --                    (12,758)
                                                                               --------------------   --------------------

Net loss                                                                        $         (301,278)$             (380,089)
                                                                               ====================   ====================

Basic and diluted loss per share:
    Loss from continuing operations                                             $            (0.09)$                (0.10)
                                                                               ====================   ====================
    Loss from discontinued operations, net of tax                               $             0.00 $                (0.02)
                                                                               ====================   ====================
    Net loss                                                                    $            (0.09)$                (0.12)
                                                                               ====================   ====================

Basic and diluted weighted average
    common shares outstanding                                                            3,508,220              3,230,000
                                                                               ====================   ====================



                         See accompanying notes to financial statements
                                              F-4


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                     Statement of Changes in Shareholders' Equity (Deficit)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                       Additional                           During
                                            Common Stock                 Paid-in         Accumulated      Development
                                  ---------------------------------
                                      Shares            Amount           Capital         Deficit          Stage           Total
                                  ---------------- --------------   --------------   --------------- -------------   ---------------

Balance at December 31, 2007        3,230,000      $   816,305   $       82,030   $       (529,410)$        --    $       368,925
  Stock options issued to
     consultants                         --               --             52,862             --              --             52,862
  Net loss                               --               --               --             (380,089)         --           (380,089)
                                  ---------------- --------------   --------------   --------------- -------------   ---------------
Balance at December 31, 2008        3,230,000          816,305          134,892           (909,499)         --             41,698
  March 2009, shares
     issued for software
     development (Note 6)             140,000           37,870             --               --              --             37,870
  June 2009, shares issued
     for accrued payroll
     and services by an
     officer (Note 2)                 476,170           95,234             --               --              --             95,234
  July 2009, shares issued
     for services by an
     officer (Note 2)                   6,830            1,366             --               --              --              1,366
  July 2009, shares issued
     for software develop-
     ment (Note 6)                     25,000            5,000             --               --              --              5,000
  Stock options issued and
     extended (Note 6)                   --               --             18,383             --              --             18,383
  Discount on convertible
     promissory notes (Note 4)           --               --            100,000             --              --            100,000
  Net loss                               --               --               --               --          (301,278)        (301,278)
                                ----------------   --------------   --------------   --------------  -------------   ---------------
Balance at December 31, 2009        3,878,000   $      955,775   $      253,275   $       (909,499) $   (301,278)  $       (1,727)
                                ================   ==============   ==============   ==============  =============   ===============








                         See accompanying notes to financial statements
                                              F-5


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                                                                     For the Year Ended
                                                                                         December 31,
                                                                         ----------------------------------------
                                                                                2009                 2008
                                                                         -------------------   ------------------

Cash flows from operating activities:
     Net loss                                                           $        (301,278) $          (380,089)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Stock-based compensation                                                  78,983                 52,862
         Interest expense - beneficial conversion feature
                of promissory notes                                                98,333                 --
         Depreciation Expense                                                      11,912                 10,237
         Amortization Expense                                                      18,530                 --
         Loss on write off of assets                                                  484                 --
         Loss on write off of assets of discontinued
           playing card component                                                    --                   17,789
         Change in operating assets and liabilities:
           Decrease in accounts receivable                                            383                  8,873
           Decrease (increase) in prepaid expenses                                  1,854                   (360)
           Increase in accounts payable                                             3,527                 38,681
                                                                         -------------------   ------------------

               Net cash used in operating activities                             (87,272)               (252,007)
                                                                         -------------------   ------------------

Cash flows from investing activities:
     Purchase of property and equipment                                              --                   (6,750)
     Patent application costs                                                        --                     (484)
     Purchase of software                                                        (14,857)                (39,846)
                                                                         -------------------   ------------------

               Net cash used in investing activities                             (14,857)                (47,080)
                                                                         -------------------   ------------------

Cash flows from financing activities:
     Proceeds from issuance of convertible promissory notes                      100,000                  --
     Payments on capital lease obligation                                         (2,314)                 (2,529)
                                                                         -------------------   ------------------

               Net cash provided by (used in) financing
                            activities                                             97,686                 (2,529)
                                                                         -------------------   ------------------

Net change in cash and cash equivalents                                           (4,443)               (301,616)

Cash and cash equivalents:
     Beginning of year                                                            11,882                 313,498
                                                                         -------------------   ------------------

     End of year                                                     $             7,439    $             11,882
                                                                         ===================   ==================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Income taxes                                                    $               --     $                --
                                                                         ===================   ==================
     Interest                                                        $             5,200    $                488
                                                                         ===================   ==================

   Noncash investing and financing transactions:
     Common stock issued as payment for software development
        costs                                                        $            42,870    $               --
                                                                         ===================   ==================
     Common stock issued as payment for accrued payroll              $            36,000    $                --
                                                                         ===================   ==================


                 See accompanying notes to financial statements
                                      F-6

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009

(1) Presentation and Significant Accounting Policies

Organization

Tombstone Technologies, Inc. (referenced as "we," "us," "our" in the accompanying notes) was incorporated in the State of Colorado on April 29, 2005. We were organized to engage in the business of manufacturing and selling personalized playing cards. We changed our name in 2008 from Tombstone Cards, Inc. to Tombstone Technologies, Inc. to reflect our current operations (See also
Note 5).

We have had limited operations since inception. Those operations originally focused on the structure and capital formation of the Company and on the manufacturing and marketing of customized playing cards, however, during the third quarter of 2008, our board of directors made the decision to revise our business plan to direct the Company's efforts and resources toward the development, marketing and licensing of software targeting the local printers industry. We are no longer promoting our customized playing cards and we have abandoned, for all intents and purposes, the customized playing card business.

We are currently offering the following products to local printers:

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

There is no assurance of market acceptance, or that, if accepted, the new products will be profitable.

Basis of Presentation

Development Stage Company

The Company emerged from the development stage in 2007 while conducting its customized playing cards operations. During 2008, our board of directors made the decision to revise our business plan to direct the Company's efforts and resources toward the development, marketing and licensing of software targeting the local printers industry. As a result, effective January 1, 2009, the Company re-entered the development stage. Accordingly, the Company's activities have been accounted for as those of a development stage company as of and for the year ended December 31, 2009.

Going Concern and Management's Plan

The Company's audited financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has retained deficits totaling $1,210,777, has incurred losses from operations since inception, and has a deficit in working capital totaling $100,053 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009

We have plans in place for dealing with the effects of the above adverse conditions and events. We launched our first two products during the 3rd quarter of 2009. In addition to the proceeds from the sale of our products, we raised $100,000 through the sale of convertible promissory notes payable.

During the first quarter of 2009, we commenced the offering of convertible promissory notes convertible into shares of our common stock. Such notes had a term of one year, an interest rate of 8% per annum (to be paid on a quarterly basis) and were convertible into shares of the Company's common stock at a rate of $0.10 per share. As of July 24, 2009, we raised $100,000 in proceeds from the offering. During the year ended December 31, 2009, we paid $4,744 in interest to the holders of the Convertible Promissory Notes.

In January 2010, all of the holders of the outstanding Convertible Promissory Notes gave conversion notice to the Company that they would convert their notes into shares of the Company's common stock. The conversion of the Convertible Promissory Notes resulted in the issuance of 1,000,000 shares of Company's common stock to the convertible promissory note holders of such notes as of January 15, 2010. After the conversion of such Convertible Promissory Notes the Company does not have any Convertible Promissory Notes outstanding.

Proposed Acquisition

On January 19, 2010, the Company announced that it has entered into an agreement to acquire the assets of Hunt Global Resources, Inc., a Houston based company focused on the use of new technologies to maximize the value of its natural resources projects. The transaction is in the form of a reverse acquisition wherein Hunt Global Resources will be the surviving company when the transaction is complete. The closing of the acquisition is subject to the completion of audited financial statements of Hunt Global Resources, Inc. At the time of this filing, such audited financial statements have not been produced.

Significant Accounting Policies

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. We had no cash equivalents at December 31, 2009 and 2008.

Accounts Receivable:

The allowance for doubtful accounts, which is $1,508 and $-0- at December 31, 2009 and 2008, respectively, is based on an assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, and age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Equipment

Equipment is recorded at cost. Expenditures that extend the useful lives of equipment are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the equipment are expensed as incurred. Depreciation is provided on the straight-line method over 3 years.

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009

Capitalized Software Development Costs

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

Capitalized software development costs are amortized over their useful lives (3 years) commencing when the software was placed into service.

Long-lived assets

Long-lived assets include property and equipment, equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairments have been recognized for the years ended December 31, 2009 and 2008.

Revenue Recognition

Revenue is recognized on the accrual basis in the month services are performed. Total revenues for the years ended December 31, 2009 and 2008 were $1,508 and $-0-, respectively.

Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, and accounts payable approximate fair value due to the short-term maturity of the instruments.

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification ("ASC") ASC-740 "Accounting for Income Taxes". ASC-740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In addition ASC-740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified our federal tax return and our state tax return in Colorado as "major" tax jurisdictions, as defined. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009

adverse effect on our financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC-740. We did not record a cumulative effect adjustment related to the adoption of ASC-740.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $1,875 and $9,574, respectively, for the years ended December 31, 2009 and 2008, respectively.

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

At December 31, 2009 and 2008, there were no variances between basic and diluted loss per share as the impact of options and warrants outstanding to purchase a total of shares of our common stock (1,689,999 shares of our common stock at December 31, 2009 and 5,020,000 shares of our common stock at December 31, 2008) would have been anti-dilutive.

Share-Based Awards

Share based compensation awards are recognized using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

 (2) Related Party Transactions

The Company was indebted to two officers for accrued but unpaid compensation totalling $36,000 at December 31, 2008. During the year ended December 31, 2009,

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009

the Company issued to two officers a total of 360,000 shares of common stock in lieu of the accrued salaries. The fair value of the common stock on the transaction date was $.20 per share. As a result, the Company recorded $36,000 against the accrued salaries and $36,000 as stock based compensation.

During the year ended December 31, 2009, the Company issued a former officer a total of 123,000 shares of common stock in lieu of salaries valued at $12,300. In addition, $12,300 was charged to stock based compensation to reflect the fair value of the common stock on the transaction date ($0.20 per share).

 (3) Balance Sheet Components

Property and equipment

At December 31, 2009 and 2008, major classes of property and equipments were:

                                                        December 31,
                                              ----------------------------------
                                                   2009              2008

Furniture and fixtures..................... $         1,421    $        1,421
Office equipment...........................          24,612            24,612
Leased equipment...........................           6,768             6,768
Less: accumulated depreciation.............         (27,122)          (15,210)
                                              ----------------  ----------------
                                            $         5,679    $       17,591
                                              ================  ================

Depreciation expense (including depreciation on leased equipment of $2,256 and $2,256) was $11,912 and $10,237, respectively, for the years ended December 31, 2009 and 2008.

Future minimum lease payments on the leased equipment total $1,925 (all due in 2010).

Intangible Assets

At December 31, 2009 and 2008, amortized software development costs were:

                                                         December 31,
                                              ----------------------------------
                                                   2009              2008
                                              ----------------  ----------------
Deferred Charges:
   OEI Print..................................$             - $          26,725
   OEI Storefront.............................              -            26,725

Software Development Costs:
   OEI Print..................................         55,589             --
   OEI Storefront.............................         55,588             --

Accumulated Amortization                              (18,530)            --
                                              ----------------  ----------------
                                              $        92,647 $          53,450
                                              ================  ================

Future amortization of software development costs follows:

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009


December 31,
   2010..............................................    $          37,059
   2011..............................................               37,059
   2012..............................................               18,529
                                                              ----------------
                                                         $          92,647
                                                              ================

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

As a result of the final payment being made the intellectual property has been transferred to Tombstone. At that time, the Company capitalized the deferred charges in connection with OIEPrint as intangible assets and began to amortize them accordingly. At December 31, 2009, intangible assets had a net value of $92,647.

We are amortizing the software development costs over their useful lives (3 years) based on when the software was placed into service.

The provisional patent was written off during the quarter ended March 31, 2009.

(4)  Convertible Promissory Notes

During the year ended December 31, 2009, the Company issued Convertible Promissory Notes payable to unrelated third parties totaling $100,000 with interest accruing at 8% per annum (paid quarterly) maturing twelve months from date of issuance. The notes were immediately convertible to restricted shares of common stock at $0.10 per share.

A beneficial conversion feature (difference between conversion price and the quoted stock price on the date of commitment) embedded in the convertible promissory notes was measured at $100,000 and recorded as a debt discount on the transaction date. As of December 31, 2009, $98,333 of the discount was amortized to interest expense, leaving an unamortized discount of $1,667 in the accompanying financial statements for the year ended December 31, 2009.

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009

If the convertible notes would have been converted on December 31, 2009, the intrinsic value of the stock would have exceeded the principle value of the notes by $350,000.

The following is a summary of convertible promissory notes at December 31, 2009 and December 31, 2008:

                                           December 31,           December 31,
                                              2009                   2008
                                              ----                   ----
Notes issued in March 2009           $          7,500        $          -
Notes issued in April 2009                     25,000                   -
Notes issued in May 2009                       27,500                   -
Notes issued in July 2009                      40,000                   -
                                     ---------------------   -------------------
Total convertible promissory notes   $      100,000          $          -
                                     =====================   ===================

In January 2010, all of the holders of the outstanding Convertible Promissory Notes gave conversion notice to the Company that they would convert their notes into shares of the Company's common stock. The conversion of the Convertible Promissory Notes resulted in the issuance of 1,000,000 shares of Company's common stock to the convertible promissory note holders of such notes as of January 15, 2010. After the conversion of such Convertible Promissory Notes the Company does not have any Convertible Promissory Notes outstanding.

(5) Discontinued Operations- Playing Card Component

Our playing card component lost $46,976 during the first two quarters of 2008. During the third quarter of 2008, the Board of Directors resolved to abandon the manufacture and marketing of customized playing cards and to concentrate on the development, marketing and licensing of software for the local printers industry. All inventory and unamortized web site costs were written off as of the year ended December 31, 2008.

(6) Shareholders' Equity

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock. To date there have been no issuance of preferred stock. Upon issuance the Board of Directors will determine the terms and conditions.

Common Stock

The Company is authorized to issue 100,000,000 shares of no par value common stock.

Common Stock Options and Warrants

Pursuant to our Employee/Consultant Stock Option Plan, stock options generally are granted with an exercise price equal to the market price of our common stock at the date of grant. Substantially all of the options granted to employees and consultants are exercisable pursuant to an immediate vesting schedule with a maximum contractual term of 5 years. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. The risk-free interest rate for periods

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009

within the expected life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. We do not pay dividends and do not expect to do so in the future. Expected volatilities are based on historical volatilities of appropriate industry sector index. The expected term of the options granted during 2009 is approximately 3 years calculated using the simplified method. The simplified method is utilized due to our limited operating history.

We use historical volatility of appropriate industry sector index as we believe it is more reflective of market conditions and a better indicator of volatility. We use the simplified calculation of expected life. If we determine that another method used to estimate expected volatility was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant. A summary of changes in the number of stock options and warrants outstanding for the year ended December 31, 2009 is as shown in the table below.


                                                 Number of      Price Per       Price Per         Contractual    Aggregate
                                                  Shares           Share          Share             Life         Intrinsic
                                                                                                                   Value

Outstanding at January 1, 2008                      4,570,000  $0.75 - $1.00      $0.77            1.83 years         $0
Granted.....................................          600,000        -              -              N/A                --
Expired.....................................            --          --             N/A             --                 --
Cancelled/Expired...........................         (150,000)      --              --             --                 --
                                              ---------------- --------------- ---------------- -------------- -------------

Outstanding at January 1, 2009..............        5,020,000  $0.65 - $1.50      $2.56            .75 years       $78,000
Granted.....................................          129,999  $0.10 - $0.20      $0.15           3.40 years          --
Expired.....................................            --          --              --              N/A               --
Cancelled/Expired...........................       (3,460,000) $2.00 - $5.00      $3.50             0                 --
                                              ---------------- --------------- ---------------- -------------- -------------
Outstanding at December 31, 2009............        1,689,999  $0.10 - $1.50      $0.65           2.67 years       $38,500
                                              ================ =============== ================ ============== =============

Exercisable at December 31, 2009                    1,689,999  $0.10 - $1.50      $0.65           2.67 years      $38,500
                                              ================ =============== ================ ============== =============

New Stock Options Granted

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

Using the Black-Scholes option-pricing software, the Board of Directors assumed the following in estimating the fair value of the warrant at the grant date:

                                              From                To
Risk-free interest rate........................0.70%              2.37%
Dividend yield.................................0.00%              0.00%
Volatility factor.............................22.00%             50.00%
Weighted average expected life..................0.07              5.00%

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009


During the second quarter of 2009, we granted to two consultants and one officer, options to purchase 129,999 shares of our common stock at an exercise price of $0.10 to $0.20 per share, in exchange for services. The option to purchase 129,999 shares of our common stock vested immediately on the grant date in April and their terms have been extended until August, 2012. Our Board of Directors valued our common stock at $0.20 and $0.26 per share on the grant date. We, utilizing appropriate option pricing software, estimated the fair value of the options at $0.05 to $0.26 per share for an aggregate grant-date fair value of $8,009. We recorded stock-based compensation in the accompanying financial statements for the year ended December 31, 2009. The fair values of grants made in the year ended December 31, 2009 were computed using the following assumptions for our stock option plans:

                                                From                To
Risk-free interest rate                           0.16%              0.41%
Dividend Yield                                    0.00%              0.00%
Volatility Factor                                25.00%             25.00%
Weighted Average Expected Life                    0.07               2.67 yrs


Options and Warrants Expired

During the year ended December 31, 2009, options and warrants exercisable for 3,460,000 shares of the Company's common stock cancelled/expired.

Amendment to Stock Option Plan

On May 27, 2009,  our Board of Directors  approved an amendment to the Company's
Employee/Consultant   Stock  option  plan  to  increase  the  number  of  shares authorized from 1,000,000 to 1,500,000.

Modification to Existing Options

The Board also modified 1,029,999 outstanding stock options under the Company's Employee/Consultant Stock Option Plan and 660,000 placement agent warrants, common stock only, by extending their terms until August 31, 2012. Based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-20, the fair value of the incremental cost increase for the modified options totaled $10,374, which has been recognized as stock-based compensation expense in the accompanying financial statements for the year ended December 31, 2009.

The fair values of modifications made during the year ended December 31, 2009 were computed using the following assumptions for our stock option plans:


                 Risk-Free interest rate              1.50%

                 Dividend yield                       0.00%

                 Volatility Factor                    25.00%

                 Weighted average expected life       2.29 years


(7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009


                                                             Year Ended
                                                            December 31,
                                                     2009                   2008
                                               -----------------      -----------------

U.S. statutory federal rate                             32.98%               25.00%
State income tax rate                                    3.10%                5.00%
Permanent difference - Contributed Services              0.00%               -1.90%
Net operating loss for which no tax
   benefit is currently available                      -36.08%              -28.10%
                                               -----------------      -----------------
                                                         0.00%                0.00%
                                               =================      =================


At December 31, 2009, deferred tax assets consisted of a net tax asset of $442,296 due to operating loss carryforwards of $1,210,777 which was fully allowed for, in the valuation allowance of $442,296. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2009 and 2008 totaled $105,274 and $140,845, respectively. The net operating loss carryforward expires through the year 2029.

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

(8) Subsequent Events

The Company has evaluated its activities through March 26, 2010, the date the financial statements were issued, and found no reportable subsequent events, other than those mentioned below.

Conversion of Convertible Promissory Notes

In January 2010, all of the holders of the outstanding Convertible Promissory Notes gave conversion notice to the Company that they would convert their notes into shares of the Company's common stock. The conversion of the Convertible Promissory Notes resulted in the issuance of 1,000,000 shares of Company's common stock to the convertible promissory note holders of such notes as of January 15, 2010. After the conversion of such Convertible Promissory Notes the Company does not have any Convertible Promissory Notes outstanding.

Proposed Acquisition

On January 19, 2010, the Company announced that it has entered into an agreement to acquire the assets of Hunt Global Resources, Inc., a Houston based company focused on the use of new technologies to maximize the value of its natural resources projects. The transaction is in the form of a reverse acquisition wherein Hunt Global Resources will be the surviving company when the transaction is complete. The closing of the acquisition is subject to the completion of audited financial statements of Hunt Global Resources, Inc. At the time of this filing, such audited financial statements have not been produced.

On February 10, 2010, the Company received $5,000 from Hunt Global Resources, Inc. to be used toward the payment of certain professional fees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Tombstone Technologies, Inc.

Dated: March 26, 2010
                                     By:  /s/ John N. Harris
                                          --------------------------------------
                                          John N. Harris,
                                          President, Chief Executive Officer
                                          and Director


                                     By:  /s/ Neil A. Cox
                                          --------------------------------------
                                          Neil A. Cox,
                                          Chief Financial Officer and Chairman
                                          of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2010                /s/ John N. Harris
                                     -------------------------------------------
                                     John N. Harris, President, Chief Executive
                                     Officer and Director

                                     /s/ Neil A. Cox
                                     -------------------------------------------
                                     Neil A. Cox, Chief Financial Officer and
                                     Chairman of the Board

                                     /s/ William H. Reilly
                                     -------------------------------------------
                                     William H. Reilly, Chief Operating Officer,
                                     Chief Technology Officer and Director

                                   EXHIBIT 21

                              LIST OF SUBSIDIARIES
                LIST OF TOMBSTONE TECHNOLOGIES, INC. SUBSIDIARIES



                                      None.