Form 10-Q
period 2010-03-31
TOMBSTONE TECHNOLOGIES, INC.
filed 2010-05-12
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from

                       Commission file number : 333-38184


                          TOMBSTONE TECHNOLOGIES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Colorado                                               51-0431963
     ----------                                             ------------
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

As of May 6, 2010, there were 4,878,000 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements        (Unaudited)                                                Page
                                                                                               ----

         Condensed Balance Sheets - March 31, 2010 and
                  December 31, 2009                                                             F-1

         Condensed Statement of Operations -
                  Three months ended March 31, 2010 and 2009 and From January 1,
                  2009 (Inception of Development Stage)
                     through March 31, 2010                                                     F-2

         Condensed Statement of Changes in Shareholders' Equity -
                  From January 1, 2009 through March 31, 2010                                   F-3

         CondensedStatement  of Cash Flows - Three  months  ended March 31, 2010 and 2009 and from January 1, 2009
                  (Inception of Development Stage) through March 31, 2010                       F-4

         Notes to the Condensed Financial Statements                                            F-5

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     1

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                 3

Item 4T. Controls and Procedures                                                                3

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                                       4

Item 1.A. Risk Factors - Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                             4

Item 3. Defaults Upon Senior Securities - Not Applicable                                        4

Item 4.  Removed and Reserved                                                                   5

Item 5. Other Information - Not Applicable                                                      5

Item 6. Exhibits                                                                                5

SIGNATURES                                                                                      6

                                     PART I



ITEM 1. FINANCIAL STATEMENTS


                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheets

                                                                   March 31,         December 31,
                                                                      2010               2009
                                                                  (Unaudited)          (Audited)
                                                               ------------------- ------------------

  Assets
Current Assets
   Cash and cash equivalents                                  $           5,067   $          7,439
                                                               ------------------- ------------------

           Total Current Assets                                           5,067              7,439

   Property and equipment, net                                            4,077              5,679
   Intangible assets, net                                                83,382             92,647
                                                               ------------------- ------------------

           Total Assets                                       $          92,526   $        105,765
                                                               =================== ==================

       Liabilities and Shareholders' Equity/(Deficit)
Current Liabilities:
   Accounts payable                                           $           6,284   $          7,234
   Indebtedness to acquistion candidate (Note 1)                         25,028               --
   Convertible promissory notes, net of unamortized
     discount of $0 and $1,667 (Note 2)                                    --               98,333
   Current portion - capital lease obligation                             1,303              1,925
                                                               ------------------- ------------------

           Total Current Liabilities                                     32,615            107,492

Shareholders' Equity/(Deficit):
   Preferred stock, no par value; 1,000,000 shares authorized,
      -0- and -0- shares issued and outstanding, respectively              --                 --
   Common stock, no par value; 100,000,000 shares authorized,
      4,878,000 and 3,878,000 shares issued and outstanding,
      respectiv1y                                                     1,055,775            955,775
   Additional paid-in capital                                           253,275            253,275
   Accumulated deficit                                                 (909,499)          (909,499)
   Deficit accumulated during development stage                        (339,640)          (301,278)
                                                               ------------------- ------------------

         Total Shareholders' Equity/(Deficit)                            59,911             (1,727)
                                                               ------------------- ------------------

         Total Liabilities and Shareholders' Equity/(Deficit) $          92,526   $        105,765
                                                               =================== ==================



       See accompanying notes to unaudited condensed financial statements
                                      F-1


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                               Condensed Statements of Operations
                                          (Unaudited)

                                                                                        January 1, 2009
                                                                                         (Inception of
                                                                                       Development Stage)
                                                         For the Three Months Ended         through
                                                                March 31,                   March 31,
                                                       -----------------------------   ------------------
                                                           2010            2009              2010
                                                       -------------   -------------   ------------------

Continuing operations:
   Sales                                            $        --     $        --     $            1,508
   Cost of sales                                             --               740                1,120
                                                       -------------   -------------   ------------------
   Gross profit                                              --                (740)               388

   Selling, general and administrative expenses             (36,397)        (27,445)            (234,051)
                                                       -------------   -------------   ------------------

   Loss from continuing operations                          (36,397)        (28,185)            (233,663)

Other income and (expense):
   Interest income                                           --                 5                    5
   Interest expense:
     Beneficial conversion feature                           --              --                  (98,333)
     Interest expense-promissory notes                       (1,914)         --                   (7,114)
     Interest expense-other                                     (51)           (135)                (535)
                                                       -------------   -------------   ------------------
                                                             (1,965)           (130)            (105,977)

Loss before income taxes                                    (38,362)        (28,315)            (339,640)
Income tax provision                                         --              --                   --
                                                       -------------   -------------   ------------------

Net loss                                            $       (38,362)$       (28,315)$           (339,640)
                                                       =============   =============   ==================

Basic and diluted loss per share                    $         (0.01)$         (0.01)
                                                       =============   =============

Basic and diluted weighted average
   common shares outstanding                              4,644,667       3,253,333
                                                       =============   =============






               See accompanying notes to unaudited condensed financial statement
                                              F-2


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                               Condensed Statements of Cash Flows
                                          (Unaudited)

                                                                                                 January 1, 2009
                                                                                                  (Inception of
                                                                                                Development Stage )
                                                                For The Three Months Ended           through
                                                                        March 31,                   March 31,
                                                            ---------------------------------   -------------------
                                                                2010              2009                 2010
                                                            --------------  -----------------   -------------------

Cash flows from operating activities:

          Net cash flows used in operating activities     $       (26,778) $         (13,267) $           (114,050)
                                                            --------------  -----------------   -------------------

Cash flows from investing activities:
      Purchase of software                                              -                  -               (14,857)
                                                            --------------  -----------------   -------------------
               Net cash used in investing activities                    -                  -               (14,857)
                                                            --------------  -----------------   -------------------

Cash flows from financing activities:
     Proceeds from short term loans                                25,028              7,500               125,028
     Cash payments on capital lease                                  (622)              (559)               (2,936)
                                                            --------------  -----------------   -------------------

               Net cash provided by financing activities           24,406              6,941               122,092
                                                            --------------  -----------------   -------------------

Net change in cash and cash equivalents                            (2,372)            (6,326)               (6,815)

Cash and cash equivalents:
     Beginning of year                                              7,439             11,882                11,882
                                                            --------------  -----------------   -------------------

     End of year                                         $          5,067  $           5,556 $               5,067
                                                            ==============  =================   ===================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes                                        $         --     $           --     $              --
                                                            ==============  =================   ===================
     Interest                                            $            298 $           --     $               5,498
                                                            ==============  =================   ===================
      Noncash investing and financing transactions:
         Common stock issued as payment for stoftware
           development costs                             $         --     $         37,870   $            42,870
                                                            ==============  =================   ===================
         Common stock issued as payment for accrued
           payroll                                       $         --     $           --     $              36,000
                                                            ==============  =================   ===================






              See accompanying notes to unaudited condensed financial statements
                                             F-3


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                     Statement of Changes in Shareholders' Equity/(Deficit)
                                          (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                    Additional                           During
                                         Common Stock                 Paid-in         Accumulated      Development
                               ---------------------------------
                                   Shares            Amount           Capital          Deficit            Stage            Total
                               ----------------   --------------   --------------   ---------------  ---------------- --------------

Balance at December 31,
  2008                            3,230,000 $        816,305    $     134,892    $       (909,499) $         --      $       41,698

  March 2009, shares
   issued for software
   development                      140,000           37,870             --                --                --              37,870
  June 2009, shares
     issued for accrued
     payroll and services
     by an officer                  476,170           95,234             --                --                --              95,234
  July 2009, shares issued
     for services by an
     officer                          6,830            1,366             --                --                --               1,366
  July 2009, shares issued
     for software development        25,000            5,000             --                --                --               5,000
  Stock options issued and
     extended                          --               --             18,383              --                --              18,383
  Discount on convertible
     promissory notes                  --               --            100,000              --                --             100,000
  Net loss                             --               --               --                --              (301,278)       (301,278)
                               ----------------   --------------   --------------   ---------------  ----------------  -------------
Balance at December 31, 2009      3,878,000          955,775          253,275            (909,499)         (301,278)         (1,727)
                               ----------------   --------------   --------------   ---------------  ----------------  -------------
  January 2010 shares, issued
   to Convertible Promissory      1,000,000          100,000             --                --                --             100,000
     Note Holders
  Net loss                             --               --               --                --               (38,362)        (38,362)
                               ----------------   --------------   --------------   ---------------  ----------------  -------------
Balance at March 31, 2010         4,878,000   $    1,055,775   $      253,275   $        (909,499)$        (339,640)$        59,911
                               ================   ==============   ==============   ===============  ================  =============





              See accompanying notes to unaudited condensed financial statements
                                              F-4

                          TOMBSTONE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                 March 31, 2010
                                   (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010, and cash flows for the three months ended March 31, 2010. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2009. There have been no updates or changes to our audited financial statements for the year ended December 31, 2009. There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Proposed Acquisition

During the three months ended March 31, 2010, the Company entered into an agreement to acquire the assets of Hunt Global Resources, Inc. ("Hunt"), a Houston based company focused on the use of new technologies to maximize the value of its natural resources projects. The completion of acquisition is contingent upon the deliverance of audited financial statements of Hunt. At this time, the Company has not closed on the acquisition. See Note 5, Subsequent Events.

During the three months ended March 31, 2010, Hunt advanced the Company funds totaling $25,028 to support operations. These funds are due on demand.

Going Concern

The Company's financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $1,249,139 as of March 31, 2010. The Company recognized losses of $38,362 from its operational activities during the three months ended March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 2: Convertible Promissory Notes

During the year ended December 31, 2009, the Company issued Convertible Promissory Notes payable to unrelated third parties totaling $100,000 with interest accruing at 8% per annum (paid quarterly) maturing twelve months from date of issuance. The notes were immediately convertible to restricted shares of common stock at $0.10 per share.

                          TOMBSTONE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                 March 31, 2010
                                   (Unaudited)

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

The following is a summary of convertible promissory notes at March 31, 2010 and December 31, 2009:

                                         March 31, 2010        December 31, 2009
                                    ----------------------  --------------------
Notes issued in March 2009           $      -               $          7,500
Notes issued in April 2009                  -                         25,000
Notes issued in May 2009                    -                         27,500
Notes issued in July 2009                   -                         40,000
                                    ----------------------  --------------------
Total convertible promissory notes   $      -               $        100,000
                                    ======================  ====================

Note 3: Shareholders' Equity

Common Stock

In January 2010, all of the holders of the outstanding Convertible Promissory Notes totaling $100,000 gave conversion notice to the Company that they would convert their notes into shares of the Company's common stock. The conversion of the Convertible Promissory Notes resulted in the issuance of 1,000,000 shares of Company's common stock to the convertible promissory note holders of such notes as of January 15, 2010. After the conversion of such Convertible Promissory Notes the Company does not have any Convertible Promissory Notes outstanding

Stock Options

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

                          TOMBSTONE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                 March 31, 2010
                                   (Unaudited)

share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

A summary of changes in the number of stock options outstanding for the three months ended March 31, 2010 is as follows:


                                           Number of       Price Per   Price Per Share   Contractual    Aggregate
                                            Shares           Share                          Life        Intrinsic
                                                                                                          Value
Outstanding at January 1, 2010..........  1,689,999     $0.10 - $1.50       $0.65        2.67 years     $38,500
Granted.................................       --               --              --            --             --
Expired.................................       --               --              --            --             --
Cancelled/Expired.......................       --               --              --            --             --
                                        ------------------------------------------------------------------------
Outstanding at March 31, 2010...........  1,689,999     $0.10 - $1.50       $0.65       2.42 years      $142,499
                                        ========================================================================

Exercisable at March 31, 2010             1,689,999     $0.10 - $1.50       $0.65        2.42 years      $142,499
                                        ========================================================================

Note 4: Income Taxes

The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved; therefore the net benefit and expense resulted in $-0- income taxes.

Note 5: Subsequent Events

Hunt Global Resources, Inc. Acquisition

The Company entered into an agreement to acquire the assets of Hunt Global Resources, Inc. ("Hunt"), a Houston based company focused on the use of new technologies to maximize the value of its natural resources projects.

The transaction is structured in the form of a reverse merger where the shareholders of Hunt will receive in excess of 90% of the issued and outstanding stock of Company when the transaction is complete. As a result of the transaction, Hunt will acquire all of the outstanding assets and liabilities of the Company.

The transaction contemplates the issuance of shares as follows:

     A)    29,000,000 shares of Common Stock of the Company to Hunt;

     B) 125,000 Class A Preferred Convertible Shares (having a conversion ratio of one preferred to 208 common shares of the Company and subject to the common stock of the Company having traded at an average bid price of $3.00 for ten consecutive trading days); and

     C) 125,000 Class B Convertible Preferred Shares (having a conversion ratio of one preferred for 248 common shares of the Company and subject to the common stock of the Company having traded at an average bid price of $7.00 for ten consecutive trading days).

The completion of the acquisition is contingent upon the receipt of audited financial statements of Hunt. Such audited financial statements have not been completed at the time of this filing.

                          TOMBSTONE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                 March 31, 2010
                                   (Unaudited)

The Company has evaluated it activities subsequent to the quarter ended March 31, 2010 and found no other reportable subsequent events, then those discussed above.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

At March 31, 2010, we had cash on hand of $5,067. We intend to use our cash funds to continue operations. We intend to continue to develop the business opportunities presented by our OIEPrint(TM) software. The development of the business opportunities includes continued marketing efforts and product testing over the next twelve months.

During the year ended December 31, 2009, we raised $100,000 in Convertible Notes that will mature after one year. Payments of interest at the rate of 8.0% per annum will be accrued and paid each quarter to each investor beginning June 30, 2009. During the year ended December 31, 2009, we paid interest of $4,744. The investor also has the option, based on their conversion terms, to convert to restricted shares of common stock at $0.10 per share with immediate convertibility (i.e. $2,500 = 25,000 shares.) In January 2010, all of the investors of the $100,000 Convertible Promissory Notes elected to convert their promissory notes into shares of the Company's common stock. The Company issued 1,000,000 shares of its restricted common stock upon the conversion of $100,000 in principal.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended March 31, 2010 and March 31, 2009, the Company did not recognize any revenues from its operational activities.

During the three months ended March 31, 2010, we incurred $36,397 in selling and general administrative expenses compared to $27,445 during the three months ended March 31, 2009. The increase of $8,952 was a result of the increase in our activities in operations.

During the three months ended March 31, 2010, we recognized a net loss of $38,362 compared to $28,315 for the three months ended March 31, 2009. The increase of $10,047 was a result of the increases of selling and general and administrative expenses of $8,952 and an increase of $1,830 in interest expenses and amortization expenses as a result of the issuance of convertible promissory notes.

LIQUIDITY

At March 31, 2010, we had total current assets of $5,067 consisting solely of cash on hand. At March 31, 2010, we had total current liabilities of $32,615, consisting of accounts payable of $6,284, other current liabilities of $25,028 and lease obligations of $1,303. At March 31, 2010, we had a working capital deficit of $27,548.

Net cash used in operating activities during the three months ended March 31, 2010 was $26,778, compared to net cash used in operating activities during the three months ended March 31, 2009 of $13,627.

During the three months ended March 31, 2010 and 2009, there was no cash used or received in investing activities.

During the three months ended March 31, 2010, we received $24,406 from our financing activities compared to $6,941 during the three months ended March 31, 2009.

During the three months ended March 31, 2010, the Company entered into a agreement to acquire the assets of Hunt Global Resources, Inc. ("Hunt"), a Houston based company focused on the use of new technologies to maximize the value of its natural resources projects. The completion of acquisition is contingent upon the deliverance of audited financial statements of Hunt. At this time, the Company has not closed on the acquisition.

During the three months ended March 31, 2010, Hunt advanced the Company funds totaling $25,028 to support operations. These funds are due on demand.

In January 2010, all of the holders of the outstanding Convertible Promissory Notes totaling $100,000 gave conversion notice to the Company that they would convert their notes into shares of the Company's common stock. The conversion of the Convertible Promissory Notes resulted in the issuance of 1,000,000 shares of

Company's common stock to the convertible promissory note holders of such notes as of January 15, 2010. After the conversion of such Convertible Promissory Notes the Company does not have any Convertible Promissory Notes outstanding

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

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

As required by SEC Rule 15d-15(b), Messrs. Harris and Cox our Chief Executive Officer and Chief Financial Officer for the quarter ended March 31, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Harris and Cox have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
             NONE

ITEM 1A. RISK FACTORS

            NONE

ITEM 2. CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 2010 through March 31, 2010.


  DATE OF           TITLE OF              NO. OF
   SALE             SECURITIES            SHARES             CONSIDERATION       CLASS OF PURCHASER
------------------ -------------------- ---------------- ----------------------- -------------------

                                                             Conversion of
  January 2010                                                $100,000 in
                      Common Stock         1,000,000        Promissory Notes     Business Associates
------------------ -------------------- ---------------- ----------------------- -------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. RESCINDED AND RESERVED.

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

                                          TOMBSTONE TECHNOLOGIES, INC.
                                          (Registrant)


Dated: May 11, 2010      By: /s/ John N. Harris
                             ---------------------------------------
                             John N. Harris, President & Chief
                             Executive Officer




Dated:  May 11, 2010    By: /s/ Neil A. Cox
                            ---------------------------------------
                            Neil A. Cox, Chief Financial Officer &
                            Chief Accounting Officer