Form 10-Q
period 2010-06-30
TOMBSTONE TECHNOLOGIES, INC.
filed 2010-08-16
CIK 1377318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from

                        Commission file number: 333-38184


                          TOMBSTONE TECHNOLOGIES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                            51-0431963
   -------------------------                           -----------------------
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

As of August 12, 2010, there were 4,878,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements        (Unaudited)                                                Page
                                                                                               ----

         Condensed Balance Sheets - June 30, 2010 and
                  December 31, 2009                                                             F-1

         Condensed Statement of Operations -
                  Six and Three  months  ended  June 30,  2010 and 2009 and From
                  January 1, 2009 (Inception of Development Stage)
                      through June 30, 2010                                                     F-2

         Condensed Statement of Changes in Shareholders' Equity -
                  From January 1, 2009 through June 30, 2010                                    F-3

         CondensedStatement  of Cash Flows - Six months  ended June 30, 2010 and
                  2009 and from January 1, 2009
                  (Inception of Development Stage) through June 30, 2010                        F-4

         Notes to the Condensed Financial Statements                                            F-5

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     1

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                 2

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                                       3

Item 1.A. Risk Factors - Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
         Not Applicable                                                                         3

Item 3. Defaults Upon Senior Securities - Not Applicable                                        3

Item 4.  Removed and Reserved                                                                   3

Item 5. Other Information - Not Applicable                                                      3

Item 6. Exhibits                                                                                3

SIGNATURES                                                                                      4

                                     PART I




ITEM 1. FINANCIAL STATEMENTS


                          TOMBSTONE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheets

                                                                    June 30,         December 31,
                                                                      2010               2009
                                                                  (Unaudited)          (Audited)
                                                               ------------------- ------------------

  Assets
Current Assets
   Cash and cash equivalents                                  $           1,962   $          7,439
                                                               ------------------- ------------------

           Total Current Assets                                           1,962              7,439

   Property and equipment (net)                                           2,620              5,679
   Intangible assets, net                                                74,192             92,647
                                                               ------------------- ------------------


           Total Assets                                       $          78,774   $        105,765
                                                               =================== ==================




       Liabilities and Shareholders' Equity/(Deficit)
Current Liabilities:
   Accounts payable                                           $           7,252   $          7,234
   Other current liabilities                                             37,535               --
   Convertible promissory notes, net of unamortized
     discount of $1,667 (Note 2)                                           --               98,333
   Current portion - capital lease obligation                               662              1,925
                                                               ------------------- ------------------

           Total Current Liabilities                                     45,449            107,492

Shareholders' Equity/(Deficit):
   Preferred stock, no par value; 1,000,000 shares authorized,
      -0- and -0- shares issued and outstanding, respectively              --                 --
   Common stock, no par value; 100,000,000 shares authorized,
      4,878,000 and 3,878,000 shares issued and outstanding,
      respectively                                                    1,055,775            955,775
   Additional paid-in capital                                           253,275            253,275
   Accumulated deficit                                                 (909,499)          (909,499)
   Deficit accumulated during development stage                        (366,226)          (301,278)
                                                               ------------------- ------------------

           Total Shareholders' Equity/(Deficit)                          33,325             (1,727)
                                                               ------------------- ------------------

           Total Liabilities and Shareholders'
                Equity/(Deficit)                              $          78,774   $        105,765
                                                               =================== ==================

                 See accompanying notes to financial statements
                                      F-1


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                               Condensed Statements of Operations
                                          (Unaudited)
                                                                                                         January 1, 2009
                                                                                                          (Inception of
                                                                                                         Development State
                                        For the Three Months Ended          For the Six Months Ended         through
                                                 June 30,                           June 30,                 June 30,
                                      ----------------------------        --------------------------   ---------------------
                                         2010           2009                 2010          2009                2010
                                      -----------  ---------------        -----------  -------------   ---------------------

Continuing operations:
   Sales                            $     --     $         --           $     --     $       --     $                --
   Cost of sales                          --               --                 --                                     --
                                      -----------  ---------------        -----------  -------------   ---------------------
   Gross profit                           --               --                 --                                     --

   Selling, general and admin-
    istrative expenses                    26,554          100,030             62,951        128,215                (260,218)
                                      -----------  ---------------        -----------  -------------   ---------------------

   Loss from continuing operations       (26,554)        (100,030)           (62,951)      (128,215)               (260,218)

Other income and (expense):
   Interest income                        --               --                 --                  5                       5
   Interest expense:
    Beneficial conversion feature         --               --                 --             --                     (98,333)
    Interest expense-promissory notes     --              (19,583)            (1,914)       (19,583)                 (7,114)
    Interest expense-other                   (32)            (906)               (83)        (1,041)                   (566)
                                      -----------  ---------------        -----------  -------------   ---------------------
                                             (32)         (20,489)            (1,997)       (20,619)               (106,008)

Loss before income taxes                 (26,587)        (120,519)           (64,948)      (148,834)               (366,226)
Income tax provision                      --               --                 --             --                      --
                                      -----------  ---------------        -----------  -------------   ---------------------

Net loss                            $    (26,587) $      (120,519)      $    (64,948 $     (148,834) $             (366,226)
                                      ===========  ===============        ===========  =============   =====================

Basic and diluted loss per share    $      (0.01) $         (0.03)             (0.01)         (0.04)
                                      ===========  ===============        ===========  =============

Basic and diluted weighted average
   common shares outstanding           3,503,143        3,449,362          3,503,143      3,319,341
                                      ===========  ===============        ===========  =============








                 See accompanying notes to financial statements
                                      F-2


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                               Condensed Statement of Cash Flows
                                          (Unaudited)


                                                                                               January 1, 2009
                                                                                                (Inception of
                                                                                             Development Stage)
                                                              For the Six Months Ended             through
                                                                      June 30,                     June 30,
                                                        -----------------------------------  --------------------
                                                             2010              2009                 2010
                                                        ---------------- ------------------  --------------------

Cash flows form operating activities:
    Cash flows from operating activities:              $        (41,579) $         (57,171)  $          (128,278)
                                                        ---------------- ------------------  --------------------
       Net Cash flows used in operating activities              (41,579)           (57,171)             (128,278)
                                                        ---------------- ------------------  --------------------

Cash flows from investing activities:
       Purchase of software                                      --                 (5,000)              (14,857)
                                                        ---------------- ------------------  --------------------
          Net cash used in investing activities                  --                 (5,000)              (14,857)
                                                        ---------------- ------------------  --------------------


Cash flows from financing activities:
       Proceeds from short term loans                            37,535             60,000               137,535
       Cash payments on capital lease                            (1,384)            (1,122)               (4,320)
                                                        ---------------- ------------------  --------------------

          Net cash provided by financing activities              36,151             58,878               133,215
                                                        ---------------- ------------------  --------------------

Net Change in cash and cash equivalents                          (5,428)            (3,293)               (9,920)


Cash and cash equivalents:
       Beginning of period                                        7,390             11,882                11,882
                                                        ---------------- ------------------  --------------------

       End of period                                    $         1,962  $           8,589   $             1,962
                                                        ================ ==================  ====================


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Income taxes                                     $         --     $           --      $              --
                                                        ================ ==================  ====================

       Interest                                                   1,997              1,041                 5,415
                                                        ================ ==================  ====================

       Noncash investing and financing transactions:
         Common stock issued as a payment for software
          development costs                             $         --     $          37,870   $            42,870
                                                        ================ ==================  ====================

         Common stock issued as payment or accrued
          payroll                                       $         --     $           --       $            36,000
                                                        ================ ==================  ====================

                         See accompanying notes to financial statements
                                              F-3


                                  TOMBSTONE TECHNOLOGIES, INC.
                                 (A Development Stage Company)
                Condensed Statement of Changes in Shareholders' Equity/(Deficit)
                             For the Six Months Ended June 30, 2010
                                          (Unaudited)
                                             Deficit
                                                                                                         Accumulated
                                                                        Additional                        During
                                               Common Stock               Paid-in        Accumulated     Development
                                       ------------------------------
                                          Shares           Amount         Capital        Deficit           Stage          Total
                                       --------------   -------------   ------------   -------------   --------------   ------------

Balance at December 31, 2009             3,878,000      $  955,775      $ 253,275      $   (909,499)   $    (301,278)   $    (1,727)
      February 2010 shares issued to
        Convertible Note Holders         1,000,000         100,000           --              --               --            100,000
      Net loss                                --              --             --              --              (64,948)       (64,948)
                                       --------------   -------------   ------------   -------------   --------------   ------------
Balance at June 30, 2010                 4,878,000      $1,055,775      $ 253,275      $   (909,499)   $    (366,226)   $    33,325
                                       ==============   =============   ============   =============   ==============   ============

















                         See accompanying notes to financial statements
                                              F-4

                          TOMBSTONE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  June 30, 2010
                                   (Unaudited)



Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010,the results of operations for the six months ended June 30, 2010, and cash flows for the six months ended June 30, 2010. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2009. There have been no updates or changes to our audited financial statements for the year ended December 31, 2009. There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Proposed Acquisition

During the six months ended June 30, 2010, the Company entered into an agreement to acquire the assets of Hunt Global Resources, Inc. ("Hunt"), a Houston based company focused on the use of new technologies to maximize the value of its natural resources projects. The completion of acquisition is contingent upon the deliverance of audited financial statements of Hunt. At this time, the Company has not closed on the acquisition. See Note 5 Subsequent Events.

During the six months ended June 30, 2010, Hunt advanced the Company funds totaling $37,535 to support operations. These funds are due on demand.

Going Concern

The Company's financial statements for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $1,275,725 as of June 30, 2010. The Company recognized losses of $64,948 from its operational activities during the six months ended June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued during the six months ended 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

                          TOMBSTONE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  June 30, 2010
                                   (Unaudited)

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

The following is a summary of convertible promissory notes at June 30, 2010 and December 31, 2009:


                                                  June 30, 2010         December 31, 2009
                                              ----------------------   -------------------------

      Notes issued in March 2009                    $         -             $          7,500
      Notes issued in April 2009                              -                       25,000
      Notes issued in May 2009                                -                       27,500
      Notes issued in July 2009                               -                       40,000
                                              ----------------------   -------------------------
   Total convertible promissory notes               $         -             $        100,000
                                              ======================   =========================

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

                          TOMBSTONE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  June 30, 2010
                                   (Unaudited)

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

A summary of changes in the number of stock options outstanding for the six months ended June 30, 2010 is as follows:


                                                                                                           Aggregate
                                                Number of                      Price Per    Contractual    Intrinsic
                                                 Shares      Price Per Share     Share         Life          Value
                                              -------------- ---------------- ------------ -------------- -------------

Outstanding at January 1, 2010............      1,689,999      $0.10 - $1.50       $0.65      2.67 years     $38,500
Granted...................................          --              --               --          --             --
Expired...................................          --              --               --          --             --
Cancelled/Expired.........................          --              --               --          --             --
                                              -------------- ---------------- ------------ -------------- -------------
Outstanding at June 30, 2010............        1,689,999      $0.10 - $1.50       $0.65     2.17 years      $795,449
                                              ============== ================ ============ ============== =============

Exercisable at June 30, 2010                    1,689,999      $0.10 - $1.50      $0.65      2.17 years      $795,449
                                              ============== ================ ============ ============== =============

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

                          TOMBSTONE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  June 30, 2010
                                   (Unaudited)

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

On June 28, 2010, the Hunt Global Resources, Inc. agreed to extend the term of its agreement with Tombstone Technologies, Inc. until July 31, 2010. Hunt has signed a letter of extension which will extend the merger process until September 30, 2010.

The Company has evaluated it activities subsequent to the quarter ended June 30, 2010 and found no other reportable subsequent events, then those disclosed previously.

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

PLAN OF OPERATIONS

At June 30, 2010, we had cash on hand of $1,962. We intend to use our cash funds to continue operations.

During the year ended December 31, 2009, we raised $100,000 in Convertible Notes that would have matured after one year. Payments of interest at the rate of 8.0% per annum were accrued each quarter to each investor beginning June 30, 2009. During the year ended December 31, 2009, we paid interest of $4,744. The investor also had the option, based on their conversion terms, to convert to restricted shares of common stock at $0.10 per share with immediate convertibility (i.e. $2,500 = 25,000 shares.) In January 2010, all of the investors of the $100,000 Convertible Promissory Notes elected to convert their promissory notes into shares of the Company's common stock. The Company issued 1,000,000 shares of its restricted common stock upon the conversion of $100,000 in principal.

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

On June 28, 2010, the Hunt Global Resources, Inc. agreed to extend the term of its agreement with Tombstone Technologies, Inc. until July 31, 2010. Hunt has signed a letter of extension which will extend the merger process until September 30, 2010.

In the continuance of our business operations we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees of the Company.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

During the three months ended June 30, 2010 and June 30, 2009, the Company did not recognize any revenues from its operational activities.

During the three months ended June 30, 2010, we incurred $26,554 in selling and general administrative expenses compared to $100,030 during the three months ended June 30, 2009. The decrease of $73,476 was a result of the decrease in our activities in operations.

During the three months ended June 30, 2010, we recognized a net loss of $26,587 compared to $120,519 for the three months ended June 30, 2009. The decrease of $93,932 was a result of the decreases of selling and general and administrative expenses of $73,476 combined with a decrease of $20,457 in interest expenses as a result of the conversion of the convertible promissory notes.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

During the six months ended June 30, 2010 and June 30, 2009, the Company did not recognize any revenues from its operational activities.

During the six months ended June 30, 2010, we incurred $62,951 in selling and general administrative expenses compared to $128,215 during the six months ended June 30, 2009. The decrease of $65,264 was a result of the decrease in our activities in operations.

During the six months ended June 30, 2010, we recognized a net loss of $64,948 compared to $148,834 for the six months ended June 30, 2009. The decrease of $83,886 was a result of the decreases of selling and general and administrative expenses of $65,264 combined with a decrease of $18,622 in interest expenses as a result of the conversion of the convertible promissory notes.

LIQUIDITY

At June 30, 2010, we had total current assets of $1,962 consisting solely of cash on hand. At June 30, 2010, we had total current liabilities of $45,449, consisting of accounts payable of $7,252, other current liabilities of $37,535 and lease obligations of $662. At June 30, 2010, we had a working capital deficit of $43,487.

Net cash used in operating activities during the six months ended June 30, 2010 was $41,579, compared to net cash used in operating activities during the six months ended June 30, 2009 of $57,171.

During the six months ended June 30, 2010 there was no cash used or received in investing activities. During the six months ended June 30, 2009, $5,000 was used in investing activities, in the purchase of our software.

During the six months ended June 30, 2010, we received $36,151 from our financing activities compared to $58,878 during the three months ended June 30, 2009.

During the six months ended June 30, 2010, the Company entered into a agreement to acquire the assets of Hunt Global Resources, Inc. ("Hunt"), a Houston based company focused on the use of new technologies to maximize the value of its natural resources projects. The completion of acquisition is contingent upon the deliverance of audited financial statements of Hunt. At this time, the Company has not closed on the acquisition.

During the six months ended June 30, 2010, Hunt advanced the Company funds totaling $37,535 to support operations. These funds are due on demand.

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

As required by SEC Rule 15d-15(b), Messrs. Harris and Cox our Chief Executive Officer and Chief Financial Officer for the quarter ended June 30, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Harris and Cox have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
             NONE

ITEM 1A. RISK FACTORS

            NONE

ITEM 2. CHANGES IN SECURITIES

The Company did not make any unregistered sales of its securities from April 1, 2010 through June 30, 2010.

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

                                               TOMBSTONE TECHNOLOGIES, INC.
                                               (Registrant)


Dated: August 13, 2010   By: /s/ John N. Harris
                             ---------------------------------------
                             John N. Harris, President & Chief Executive Officer




Dated: August 13, 2010   By: /s/ Neil A. Cox
                             ---------------------------------------
                             Neil A. Cox Chief Financial Officer & Chief
                             Accounting Officer