Form 10-Q
period 2010-09-30
TOMBSTONE TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1377318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549
____________________

FORM 10Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

 OF 1934 For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

Commission file number: 000-53515

TOMBSTONE TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Colorado	333-138184	51-0541963
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

10001Woodloch Forest Drive, Suite 325, The Woodlands, TX 77380

 (Address of Principal Executive Offices) (Zip Code)

281-825-5000
Registrant’s telephone number, including area code

5830 Highlands Drive, Longmont, CO 80503

 (Former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 15, 2010, there were 33,878,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements
Condensed Balance Sheets - September 30, 2010 and December 31, 2009	3
Condensed Statement of Operations - Nine and Three months ended September 30, 2010 and 2009 and from January 1, 2009 (Inception of Development Stage) through September 30, 2010	4
Condensed Statement of Cash Flows – Nine months ended September 30, 2010 and 2009 and from January 1, 2009 (Inception of Development Stage) through September 30, 2010	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 1.A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Removed and Reserved	14
Item 5. Other Information	14
Item 6. Exhibits	14
SIGNATURES	15

PART I

ITEM 1. FINANCIAL STATEMENTS:

TOMBSTONE TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,176	$7,439
Accounts receivables	-	-
Prepaid expenses	-	-
Other	-	-
Total current assets	1,176	7,439

Property, plant and equipment, net oaccumulated	-	5,679
Intangible assets, net	-	92,647
Other	-	-
Total assets	$1,176	$105,765

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,507	$7,234
Other current liabilities	49,965	-
Convertible promissory note	-	100,000
Discount on convertible promissory note	-	(1,667)
Current portion of capital lease obligation	-	1,925
Total current liabilities	60,472	107,492

Long term debt net of current portion	-	-
Total liabilities	60,472	107,492

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock, 1,000,000 shares authorized
Class A Convertible Preferred, 125,000 shares designated	-	-
Class B Convertible Preferred, 125,000 shares designated	-	-
Common stock, no par value, 100,000,000 shares authorized,
4,878,000 and 3,878,000 shares issued and outstanding,
Respectively	1,055,775	955,775
Additional paid in capital	253,275	253,275
Accumulated deficit	(909,499)	(909,499)
Loss accumulated during the development stage	(458,847))	(301,278)
Total shareholders' equity (deficit)	(59,296)	(1,727)
Total liabilities and shareholders' equity (deficit)	$1,176	$105,765

The accompanying notes are an integral part of these consolidated financial statements.

TOMBSTONE TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
	Nine Months Ended September 30,		Three Months Ended September 30,		January 1, 2009 (Inception of Development Stage through September 30, Stage) through
	2010	2009	2010	2009	2010

Sales	$-	$792	$-	$792	$1,508
Cost of sales	-	201	-	201	1,120

Gross profit	-	591	-	591	388

Selling, general and administrative Expenses	89,024	157,413	26,072	29,198	(286,678)

Loss from operations	(89,024)	(156,822)	(26,072)	(28,607)	(286,290)

Other income (expense):
Interest Income	-	5	-	-	5
Interest expense
Beneficial conversion feature	(1,667)	(67,500)	-	(47,917)	(100,000)
Other	(523)	(2,987)	(193)	(1,946)	(5,722)
Loss from asset valuation	(66,356)	(484)	(66,356)	(484)	(66,840)

Total other income (expense)	(68,546)	(70,966)	(66,549)	(50,347)	(172,557)

Loss before income taxes	(157,570)	(227,788)	(92,621)	(78,954)	(458,847)

Income tax provision	-	-	-	-	-

Net loss	$(157,570)	$(227,788)	$(92,621)	$(78,954)	$(458,847)

Loss per common share	$(0.03)	$(0.07)	$(0.02)	$(0.02)

Weighted average common shares outstanding	4,823,055	3,427,171	4,878,000	3,878,000

The accompanying notes are an integral part of these consolidated financial statements.

TOMBSTONE TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
			January 1, 2009 (Inception of Development Stage) through September 30,

	For the Nine Months Ended September 30,

	2010	2009	2010
Cash flows from operating activities
Net loss	$(157,570)	$(227,788)	$(458,847)
Adjustments to reconcile net income to
net cash flow from operating activities:
Depreciation and amortization	31,970	19,247	62,412
Loss from asset valuation	66,356	-	66,840
Beneficial conversion feature	1,667	67,680	100,000
Stock based compensation	-	69,460	78,983
Changes in operating assets and liabilities:
Accounts receivable	-	(409)	303
Prepaids and other	-	1,854	1,854
Accounts payable	3,273	1,333	9,554
Other current liabilities	49,965	-	47,211
Net cash used in operating activities	(4,339)	(68,623)	(91,690)

Cash flows from investing activities
Purchases of software	-	(14,553)	(14,776)
Net cash used in investing activities	-	(14,553)	(14,776)

Cash flows from financing activities
Proceeds from convertible notes payable	-	100,000	100,000
Payments on capital leases	(1,925)	(1,709)	(4,240)
Net cash provided (used) by financing activities	(1,925)	98,291	95,760

Increase (decrease) in cash and cash equivalents	(6,264)	15,115	(10,706)
Cash and cash equivalents, beginning of period	7,440	11,882	11,882
Cash and cash equivalents, end of period	$1,176	$26,997	$1,176

Supplemental disclosure of cash flow information:
Interest paid	$-	$2,720	$5,415

Common stock issued for software	$-	$42,870	$42,870

Common stock issued as compensation	$-	$-	$36,000

Common stock issued to retire convertible note	$100,000	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

TOMBSTONE TECHNOLOGIES, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
September 30, 2010

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010,the results of operations for the nine months and three months ended September 30, 2010, and cash flows for the nine months ended September 30, 2010. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2009. There have been no updates or changes to our audited financial statements for the year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Going Concern

The Company's financial statements for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported an accumulated deficit of $1,368,347 as of September 30, 2010. The Company recognized losses of $157,570 from its operational activities during the nine months ended September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine months ended 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 2: Convertible Promissory Notes

During 2009, the Company issued Convertible Promissory Notes payable to unrelated third parties totaling $100,000 with interest accruing at 8% per annum (paid quarterly) maturing twelve months from date of issuance. The notes were immediately convertible to restricted shares of common stock at $0.10 per share. A beneficial conversion feature (difference between conversion price and the quoted stock price on the date of commitment) embedded in the convertible promissory notes was measured at $100,000 and recorded as a debt discount on the transaction date. As of December 31, 2009, $98,333 of the discount was amortized to interest expense, leaving an unamortized discount of $1,667 in the accompanying financial statements for the year ended December 31, 2009.

On January 15, 2010, all of the holders of the outstanding Convertible Promissory Notes converted these instruments, resulting in the issuance of 1,000,000 shares of Company's common stock.

Note 3: Shareholders' Equity

Common Stock

In January 2010, all of the holders of the outstanding Convertible Promissory Notes totaling $100,000 converted these instruments into the Company’s common stock (see Note 2 above).

We are authorized to issue up to 100,000,000 shares of no par value common stock.

Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock.  As a result of this transaction discussed in Note 5 below, Tombstone created two classes of Preferred Stock securities, the Class A Convertible Preferred Stock (Class A) and Class B Convertible Preferred Stock (Class B).

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

No additional stock options have been issued during 2010.

Note 4: Income Taxes

The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved; therefore the net benefit and expense resulted in $-0- income taxes.

Note 5: Subsequent Event

On October 29, 2010, the Company entered into a Merger Agreement (the “Agreement”) and acquired substantially all the issued and outstanding stock of Hunt Global Resources, Inc. (“Hunt”) in exchange for the issuance of Tombstone shares as follows:

•	29,000,000 shares of restricted Common Stock of Tombstone to the holders of Hunt Common Stock and Hunt Preferred Stock;

•
125,000 shares of a series of Class A Convertible Preferred Stock of Tombstone to certain holders of Hunt Common Stock (having  a conversion ratio of one share of Preferred Stock to 208 shares of Common Stock of Tombstone);

•
125,000 shares of a series of Class B Convertible Preferred Stock of Tombstone to the “Controlling Stockholders” of Hunt Common Stock (having a conversion ratio of one share of Preferred Stock for 248 shares of Common Stock of Tombstone and having a quarterly dividend of $0.56 per share); and

•
A reserve for issuance of an additional 10,265,999 additional shares of Tombstone Common Stock for the exercise of Tombstone stock options for 1,689,999 shares of Tombstone Common Stock that have been extended for two years and the exercise of Hunt warrants for 8,576,000 shares of Hunt Common Stock.

Upon completion of the acquisition, the existing Hunt stockholders will own approximately 94.6% of the issued and outstanding stock of Tombstone on a fully diluted as-converted basis.  As a result, Hunt stockholders and management will own a controlling interest in the combined company. Consequently, for accounting purposes, the transaction will be accounted for as a reverse acquisition, with Hunt as the acquirer. Subsequent to the consummation of the transaction, the historical financial statements of Hunt will become the historical financial statements of the combined company and the assets and liabilities of Tombstone will be accounted for as required under the purchase method of accounting. The results of operations of Tombstone will be included in the consolidated financial statements from the closing date of acquisition.

The purchase price is assumed to be equal to Tombstone book value since Tombstone had limited assets and operations, and no goodwill is recorded on the transaction. The amount ascribed to the shares issued to the Hunt members represents the net book value of Tombstone at the date of closing.

The accompanying proforma condensed consolidated financial statements are unaudited and illustrate the effect of Tombstone’s reverse acquisition (“Pro Forma”) of Hunt. The proforma condensed consolidated balance sheet as of September 30, 2010 is based on the historical balance sheets of Hunt and Tombstone as of those dates and assumes the acquisition took place on each of those respective dates. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2010 are based on the historical statements of operations of Hunt and Tombstone for those periods. The proforma condensed consolidated statements of operations assume the acquisition took place on January 1, 2010.

The proforma condensed consolidated financial statements may not be indicative of the actual results of the acquisition. In particular, the pro forma condensed consolidated financial statements are based on management’s current estimate of the allocation of the purchase price, the actual allocation of which may differ.

The accompanying proforma condensed consolidated financial statements should be read in connection with the historical financial statements of Hunt and Tombstone, including the related notes, and other financial information included in the Form 8-K filing made on November 5, 2010.

TOMBSTONE TECHNOLOGIES, INC.
PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 30, 2010
			Pro Forma Adjustments
	Tombstone	Hunt	Debit		Credit		Pro Forma
ASSETS
Current assets
Cash and cash equivalents	$1,176	$58,589	$-		$-		$59,765
Accounts receivable	-	37,000					37,000
Related party receivables	-	338,844					338,844
Prepaid royalties to related parties	-	519,560					519,560
Intercompany receivables	-	49,965			49,965	[4]	-
Prepaid rent and other	-	4,702					4,702
Total current assets	1,176	1,008,660					959,871

Property and equipment, net	-	944,634			2,620		944,634
Investments	-	35,000					35,000
Surface mining rights and royalty agreement	-	3,696,177					3,696,177
Other assets	-	17,184					17,184
Total assets	$1,176	$5,701,655	$-		$49,965		$5,652,866
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,507	$507,240	$-				$517,747
Indebtedness to acquisition candidate	49,965	-	49,965	[4]			-
Accrued expenses and other current liabilities	-	1,324,635	599,081	[3]	210,000	[3]	935,554
Related party liabilities	-	1,308,836					1,308,836
Current portion of long term debt/capital leases	-	3,827,350					3,827,350
Total current liabilities	60,472	6,968,060					6,589,487
Long term debt	-	-					-
Total liabilities	60,472	6,968,060					6,589,487
Stockholders' deficit
Preferred stock		74,360	74,360	[1]			-
Series A Preferred Stock	-	-			1,250	[2]	1,250
Series B Preferred Stock	-	-			1,250	[2]	1,250
Common stock	1,055,775	140,704	140,704	[1]			1,055,775
Additional paid in capital	253,275	13,556,986	1,213,277	[2]	215,064	[1]	13,201,128
			210,000	[3]	599,081	[3]
Accumulated deficit	(1,368,346)	(15,038,455)	157,570	[5]	1,210,777	[2]	(15,196,024)
					9,332	[6]
			9,332	[7]	157,570	[7]
Total stockholders' deficit	(59,296)	(1,266,404)					(936,621)
Total liabilities and stockholders' deficit	$1,176	$5,701,655	$2,454,289		$2,454,289		$5,652,866
Shares Outstanding	4,878,000	29,000,000					33,878,000

TOMBSTONE TECHNOLOGIES, INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

			Pro Forma Adjustments
	Tombstone	Hunt	Debit		Credit		Pro Forma

Sales	$-	$-			$-		$-
Cost of sales	-	-					-

Gross profit	-	-					-

Selling, general and administrative expenses	89,024	2,773,109			89,024	[5]	2,773,109

Loss from continuing operations	(89,024)	(2,773,109)					(2,773,109)

Other income and (expense):
Interest income (expense)	(1,667)	45			1,667	[5]	45
Other	(523)	(550,507)			523	[5]	(550,507
Loss from asset valuation	(66,356)	8,000			66,356	[5]	8,000
Cost of recapitalization	-	-	9,332	[6]			(9,332)

Loss before income taxes	(157,570)	(3,315,571)					(3,324,903)

Income tax provision	-	-					-

Net loss	(157,570)	(3,315,571)					$(3,324,903)

Preferred stock dividends	-	(493,450)	210,000	[8]	493,450	[8]	(210,000)

Net loss attributable to common stock	$(157,570)	$(3,809,021)					$(3,534,903)

Loss per common share	$(0.03)						$(0.10)

Weighted average common shares outstanding	4,878,000	29,000,000					33,878,000

TOMBSTONE TECHNOLOGIES, INC.
PROFORMA ADJUSTMENTS (UNAUDITED)
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	DR	CR
Proforma Adjustment [1]
Preferred stock	$74,360
Common stock	140,704
Additional paid in capital		$215,064
To eliminate the historical equity accounts of Hunt	$215,064	$215,064
Proforma Adjustment [2]
Series A Preferred Stock		$1,250
Series B Preferred Stock		1,250
Additional Paid In Capital	$1,213,277
Accumulated Deficit		1,210,777
To recognize the recapitalization of Hunt with existing and newly issued shares of Tombstone	$1,213,277	$1,213,277
Proforma Adjustment [3]
Accrued expenses and other current liabilities	599,081	$210,000
Additional Paid In Capital	$210,000	599,081
To recognized dividends related to Tombstone Series A and B preferred stock and reverse existing Hunt accrued dividends	$809,081	$809,081
Proforma Adjustment [4]
Indebtedness to acquisition candidate	$49,965
Intercompany receivables		49,965
Eliminate advances made to Tombstone value to the Company	$49,965	$49,965
Proforma Adjustment [5]
Accumulated Deficit	$157,570
Selling, general and administrative expenses		$89,024
Interest expense		1,667
Other		523
Loss from asset valuation		66,356
To recognize the elimination of Tombstone net loss for the year ended December 31, 2009	$141,760	$141,760
Proforma Adjustment [6]
Cost of Recapitalization	$9,332
Accumulated Deficit		$9,332
To recognize the net liabilities of Tombstone assumed in the Recapitalization	$9,332	$9,332
Proforma Adjustment [7]
To recognize the effect of income and expense adjustments on accumulated deficit	$9,332	$157,570
Proforma Adjustment [8]
To recognize the effect on EPS of newly issued Tombstone Preferred Stock and eliminate dividends from Hunt Preferred	$210,000	$493,450

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

PLAN OF OPERATIONS

On October 29, 2010, the Company entered into a Merger Agreement and acquired substantially all the issued and outstanding stock of Hunt in exchange for the issuance of Tombstone shares.  See Note 5 above for additional details of this transaction and the related proforma financial statements.  As a result, the combined company is now focused on the mining of aggregates (principally sand and gravel).  For further details of our plan of operations, please refer to our Form 8-K filed on November 5, 2010.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

During the three months ended September 30, 2010 and September 30, 2009, the Company recognized very little revenues from its operational activities.

During the three months ended September 30, 2010, we incurred $26,072 in selling and general administrative expenses compared to $29,198 during the three months ended September 30, 2009. The decrease of $3,126 was a result of the decrease in our activities in operations.

During the three months ended September 30, 2010, we recognized a net loss of $192,621compared to $78,954for the three months ended September 30, 2009. The increase of $13,667 was a result of the writeoff of intangible assets ($66,356) partially offset by a decrease of $3,126 in general and administrative expenses and $49,863 in interest expenses as a result of the conversion of the convertible promissory notes.

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010 and September 30, 2009, the Company recognized very little revenues from its operational activities.

During the nine months ended September 30, 2010, we incurred $89,024 in selling and general administrative expenses compared to $157,413 during the nine months ended September 30, 2009. The decrease of $68,389 was a result of the decrease in our activities in operations.

During the nine months ended September 30, 2010, we recognized a net loss of $157,570 compared to $227,788 for the nine months ended September 30, 2009. The decrease of $70,218 was a result of the decreases of selling and general and administrative expenses of $67,798 combined with a decrease of $68,609 in interest expenses as a result of the conversion of the convertible promissory notes, partially offset by a $66,356 impairment recorded against our intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had total current assets of $1,176 consisting solely of cash on hand. At September 30, 2010, we had total current liabilities of $60,472, consisting of accounts payable of $10,507 and an advance from our merger partner of $49,965. At September 30, 2010, we had a working capital deficit of $59,296.

Net cash used in operating activities during the nine months ended September 30, 2010 was $4,339, compared to net cash used in operating activities during the nine months ended September 30, 2009 of $68,623. Our operations have been significantly reduced in anticipation of the merger with Hunt

During the nine months ended September 30, 2010 there was no cash used or received in investing activities. During the nine months ended September 30, 2009, $14,553 was used in investing activities, in the purchase of our software.

During the nine months ended September 30, 2010, we used $1,925 from our financing activities compared to $98,291provided from our financing activities during the three months ended September 30, 2009.  In 2009, we received $100,000 related to a convertible note.

During the nine months ended September 30, 2010, Hunt advanced the Company funds totaling $49,965 to funds minimal operations.

On January 15, 2010, all of the holders of the outstanding Convertible Promissory Notes totaling $100,000 converted these instruments in exchange for the issuance of 1,000,000 shares of Company's common stock.

Need for Additional Financing

Just prior to the closing of the Hunt transaction on October 29, 2010, Hunt raised an approximately $460,000 in equity capital via the sale of its common stock.  In addition, Hunt has applied for a $10.9 million bank loan that will be 70% guaranteed by the United States Department of Agriculture (the “USDA Loan”).  Under the proposed terms of the loan agreement, approximately $3.5 million will be used to refinance existing debt, $6.7 million will be used for equipment purchases and working capital and $600,000 in closing costs.  The loan is for a term of 20 years with payment of interest only in year one then amortizing monthly with principal and interest payments the remaining term of the loan.  The interest rate is prime plus 2.25% and is subject to change quarterly.  The loan would be personally guaranteed by Jewel and Lisa Hunt, the principal stockholders in the Company. There can be no assurance Hunt will receive such loan.

We believe the recent equity raise will fund our near term cash flow needs.  Should we successfully obtain the USDA Loan, we should have sufficient capital to fund our operations to revenue stage in late 2011.  Should we not be profitable at that point, we will have to seek loans or equity placements to cover such cash needs.  No other commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The current loans on Hunt’s books are in default and are subject to high interest rates.  Should Hunt successfully close the USDA Loan discussed above, approximately $3.5 million of the proceeds will be used to retire the existing debt obligations.  Should Hunt successfully complete this refinancing of debt, its financial condition will be improved and the cost of capital will be reduced via a more favorable interest rate.

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

As required by SEC Rule 15d-15(b), Messrs. Sharp and Bingham our Chief Executive Officer and Acting Chief Financial Officer for the quarter ended September 30, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Sharp and Bingham have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 NONE

ITEM 1A. RISK FACTORS

See risk factors included in Form 8-K filed on November 5, 2010 for new risk factors associated with the Hunt acquisition.

ITEM 2. CHANGES IN SECURITIES

The Company did not make any unregistered sales of its securities from July 1, 2010 through September 30, 2010.  It did create two new classes of Preferred Stock in October 2010, in conjunction with the Hunt transaction.  See Note 5 above.

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

TOMBSTONE TECHNOLOGIES, INC.
By: /s/ George T. Sharp
George T. Sharp, Chief Executive
Officer and Director (Principal Executive Officer)

By: /s/John N. Bingham
John N. Bingham Acting Chief Financial Officer

Date: November 15, 2010