Form 10-K
period 2010-12-31
HUNT GLOBAL RESOURCES, INC.
filed 2011-04-15
CIK 1377318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

HUNT GLOBAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Colorado	333-138184	51-0431963
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

10001Woodloch Forest Drive, Suite 325, The Woodlands, TX 77380

 (Address of Principal Executive Offices) (Zip Code)

Phone: 281-825-5000    Fax: (281) 676-2067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class

-------------------

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer  ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last day of the second fiscal quarter  was approximately $3,352,800 as of June 30,  2010.

As of March 31, 2011, the registrant had 39,815,606 shares of common stock, no par value per share, outstanding.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this Form 10-K with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

ITEM 1. BUSINESS

When we refer to ourselves herein, we are referring to Hunt Global Resources Inc., a Colorado corporation (formerly, Tombstone Technologies, Inc., a Colorado corporation), Hunt Global Resources, Inc, a Texas corporation and Hunt BioSolutions, Inc., our wholly-owned subsidiaries.

History and Recent Events

Tombstone - On April 29, 2005, Tombstone Cards, Inc. was incorporated in the State of Colorado. It was organized to develop a business around the business of printing customized playing cards. Management believed that by working with state-of-the-art printers that fully utilize digital technologies, that they could reduce cycle times for full-color customized printing from a standard three to five weeks to just three to five days. In addition, they believed that digital presses could allow product runs in small quantities and at lower prices.  On July 31, 2008, Tombstone Cards, Inc. amended its Articles of Incorporation for the change of its corporate name to Tombstone Technologies, Inc. ("Tombstone") as approved at the Annual Shareholders' Meeting on July 24, 2008.

Tombstone/Hunt Combination - On January 19, 2010, Tombstone Technologies, Inc., a Colorado corporation and its wholly owned subsidiary Hunt Acquisition Corp (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hunt Global Resources, Inc., a privately owned Texas corporation (“Hunt” or the “Company”).  The Merger Agreement and the acquisition agreed to therein (the “Acquisition”) was closed on October 29, 2010.  At the closing, Hunt stockholders exchanged 91% of the outstanding shares of Hunt for Tombstone stock and Hunt was merged into Merger Sub, with Hunt as the surviving entity.   The remaining 9% of stockholders exchanged their shares or exercised dissenter’s rights.  No Hunt shareholder dissented.   However, not all of the remaining 9% shareholders of Hunt tendered their Hunt shares for Tombstone shares.  Since there were no Hunt dissenting shareholders, any Hunt shares not tendered lost their status as Hunt shares and became a right to receive Tombstone shares upon tender (whenever that might occur in the future).  We are actively communicating with the non-tendering Hunt shareholders to effect their right to receive Tombstone shares.

The transaction was structured as a reverse merger whereby the shareholders of Hunt were issued Common and Preferred Stock that resulted in ownership of approximately 94.6% of the issued and outstanding stock of Tombstone on a fully diluted as-converted basis (after the remaining 9% of its outstanding shares are exchanged).  As a result, Hunt stockholders and management own a controlling interest in the combined company.

Upon completion of the exchange of the remaining 9% of Hunt shares (or the failure of any Hunt shareholder to dissent within the time required by Texas law)(no Hunt shareholder dissented), this transaction resulted in the issuance of Tombstone shares as follows:

•

29,000,000 shares of restricted Common Stock to the holders of Hunt Common Stock and Hunt Preferred Stock;

•

125,000  shares of a new Class of Class A Convertible Preferred Stock to certain holders of Hunt Common Stock (having  a conversion ratio of one share of Preferred Stock to 208 shares of Common Stock of Hunt);

•

125,000 shares of a new Class of Class B Convertible Preferred Stock to the “Controlling Stockholders” of Hunt Common Stock (having a conversion ratio of one share of Preferred Stock for 248 shares of Common Stock of Hunt); and

•

A reserve for issuance of  an additional  10,265,999 additional shares of Common Stock for the exercise of stock options for 1,689,999 shares of Hunt Common Stock that have been extended for two years and the exercise of Hunt warrants for  8,576,000 shares of Hunt Common Stock.

The holders of 7,436,000 shares of Hunt Preferred Stock and warrants to purchase 8,576,000 shares of Hunt Common Stock were converted into restricted Tombstone Common Stock and Warrants on a one for one basis.  The Controlling Stockholders of Hunt (Jewel Hunt, Lisa Hunt and George Sharp, through his company, Crown Financial, converted a substantial portion of their Hunt Common Stock into Tombstone Class B Preferred Stock and will be required to hold such shares for two years unless the Tombstone Common Stock achieves a $7.00 trading price for 10 consecutive trading days.  The remaining shares of outstanding Hunt Common Stock were converted into a combination of Tombstone Common Stock and Class A Preferred Stock on a pro rata basis.  The holders of Tombstone Class A Preferred Stock will be required to hold such shares for one year unless the Hunt Common Stock achieves a $3.00 trading price for 10 consecutive trading days.

As a result of this transaction, Tombstone created two additional classes of securities, the Class A Convertible Preferred Stock (Class A) and Class B Convertible Preferred Stock (Class B).  The Class A has a deemed purchase price of $10.00 per share, shall rank senior to the Common Stock and all classes of Preferred Stock, bear no dividends, has voting rights of two hundred eight (208) votes for each one (1) share of Class A shares and has a liquidation preference of $10,000 per share.  The holders of Class A will have the right to convert each share of Class A for 208 shares of Common Stock should the Common Stock trade at an average price of $3.00 per share for 10 consecutive trading days or after a period of one year, whichever occurs first. The Class B has a deemed purchase price of $10.00 per share, shall rank senior to the Common Stock and all classes of Preferred Stock except the Class A, bear a dividend of $0.56 per share on a quarterly basis commencing on January 1, 2011, has voting rights of two hundred forty eight (248) votes for each one (1) share of Class B shares and has a liquidation preference of $10,000 per share.  The holders of Class B will have the right to convert each share of Class B for 248 shares of Common Stock should the Common Stock trade at an average price of $7.00 per share for 10 consecutive trading days or after a period of two years, whichever occurs first.

The acquisition of Hunt under the Merger Agreement was intended to qualify as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis.  The summary of the Merger Agreement set forth above does not purport to be a complete statement of the terms of the Merger Agreement.  The summary is qualified in its entirety by reference to the full text of the executed Merger Agreement which is filed as Exhibit 10.11 to the Form 8-K filed on November 5, 2010.

Annual Meeting of Stockholders - On January 31, 2011, at the Annual Meeting of Shareholders, the shareholder’s of Tombstone voted to approve the following proposals:

•

Elected three directors:  Jewell S. Hunt, Lisa A. Hunt and George T. Sharp.   The Board appointed Mr. Hunt as Chairman of the Board of Directors. The Board appointed Ms. Hunt as Executive Co-Chairwoman of the Board of Directors.   The Board of Directors subsequently appointed Mr. Sharp as the Chief Executive Officer (CEO), Ms. Hunt as the President and Mr. Hunt as the Secretary of the Corporation.

•

Amend the Articles of Incorporation of the Company to provide that whenever the vote of stockholders at a meeting thereof is required or permitted to be taken in connection with corporate action, the meeting and vote of stockholders may be dispensed with if shareholders holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the shares entitled to vote thereon were present and voted, consent to such action in writing;

•

Amend the Articles of Incorporation of the Company to change the name of the Company to HUNT GLOBAL RESOURCES, INC.;

•

Amend the Articles of Incorporation of the Company to provide that there are authorized 500,000,000 shares of common stock;

•

Ratify the appointment of Ham, Langston & Brezina LLP as the Company’s independent auditor for the fiscal years ending December 31, 2010 and 2011;

•

Recommend by, non-binding vote, the frequency of executive compensation to be a vote every three years..

Subsequent to the approval of the name change, the Company changed its OTC Bulletin Board ticker symbol from TMCI.OB to HGCO.OB.

Carbon Green N.A., Inc. (CGNA) Acquisition – At the first closing on March 2, 2011, we acquired approximately 85% of the common stock of CGNA and 95% of the preferred stock of CGNA in exchange for issuing to ten selling shareholders of CGNA an aggregate of: 30,249,256 shares of our common stock; 123,675 shares of our Class A Preferred Stock; 123,675 shares of our Class B Preferred stock; 24,000 warrants to acquire shares of our Class A Preferred Stock at an exercise price of $208 a share expiring on March 2, 2016; and 38,285 warrants to purchase share of our Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016.  All of these security issuances will be unregistered security issuances.  CGNA will be our new subsidiary.  At the second closing, expected to occur in April 2011, the physical exchange of securities will occur.

We also agreed to issue to the remaining eligible shareholders of CGNA offers to acquire their CGNA stock on the same basis as above and to cause CGNA to enter into a merger during the next 90 days with a new, wholly-owned subsidiary of ours with  CGNA to be the surviving corporation.  The purpose of the additional offers and merger of those two subsidiaries is for us to acquire the remaining equity interest in CGNA such that CGNA will be 100% owned by us.  In connection with the merger, we anticipate issuing to the remaining CGNA persons who own the remaining CGNA common and preferred shares an aggregate of approximately: 5,338,104 shares of our common stock; 5,153 shares of our Class A Preferred Stock; 5,153 shares of our Class B Preferred stock; and 2015 warrants to purchase shares of our Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016.  All of these security issuances were or will be unregistered security issuances.

We also agreed to issue to persons (of which 15 persons or categories of persons were named in the agreement) who were or are directors, employees, advisers, vendors and consultants of CGNA an aggregate of 10,000,000 options (9,245,000 options were designated in the agreement) to purchase shares of our common stock at an exercise price of $1.00 per share expiring on March 2, 2014.  These options do not commence vesting until September 1, 2011 and then vest in equal portions over eight quarters.  All of these security issuances were or will be unregistered security issuances.

The CGNA assets that we acquired include an operating tire recycling plant, license agreements and 189 worldwide patents for a method of recycling 100% of scrap tires with a near zero carbon footprint (the “Carbon Green System”).  The Carbon Green System was created during a five year span of time developing, testing, patenting and building a fully operational system that breaks down, separates and recycles 100% of scrap tires into reusable materials. The operating plant is located in the nation of Cyprus and is currently the world’s largest commercially operating “pyrolysis” plant.  Pyrolysis is defined as heating at a high temperature in the absence of oxygen.  We will also assume existing license agreements that call for us to receive $2 million dollars per year for five years beginning 2011 from licensees (who would otherwise forfeit licenses), and additional royalties projected to be $60 million by year end 2011, if sales and construction goals are met by licensees.  It is our intention to build ten tire recycling plants in North America during the next five years to address the growing environmental problems caused by hundreds of millions of waste tires annually that end up in landfills and are polluting our environment when burned as industrial fuel.  The cost of these projects has not been quantified at this time.

We will be responsible for the payment of CGNA’s and its predecessor’s existing liabilities and ongoing costs.  These amounts have not been quantified at this time.  The acquisition of CGNA under the Merger Agreement was intended to qualify as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis.

On February 10, 2011, the Company retired $490,000 of the $600,000 Momentum Biofuels Inc. (“Momentum”) note in exchange for 980,000 shares of Hunt common stock and warrants to purchase 490,000 shares of Hunt common stock at an exercise price of $0.50 per share.  The warrants are exercisable for a term of five years.

Description of Business

Effective on the Closing Date, pursuant to the Merger Agreement, Hunt became a wholly-owned subsidiary of Tombstone. The acquisition (“Acquisition”) of Hunt was treated as a reverse acquisition for accounting purposes, and the business of Hunt became the business of Tombstone as a result of the Acquisition. At the time of the Acquisition, Tombstone was a public corporation and only had limited operations over the last three years. Hunt is a Houston area-based company focused on the production of aggregates, including sand and gravel from a 350 acre site near The Woodlands, Texas.  Hunt will use new technologies to maximize the value of the extracted commodities. Hunt's business model centers on using new, "green" and more efficient extraction and processing methods. Hunt is committed to environmental responsibility and builds environmental considerations into its business strategies.  Reserves are essential to long-term success in the aggregates business. We have estimated that approximately 40 million tons of permitted and proven reserves exist on our site.  Assuming adequate capital is available, we believe the mining site will be fully operational by the end of 2011.

Properties - Hunt has leased the surface mining rights to 350 acres of land northwest of Houston (just north of The Woodlands, Texas) for a 20 year period from the Hunt family.  The mining site contains sand and gravel of desirable size and color variations in the marketplace. All of the sand and gravel is contained from the surface to a depth of fifty feet; the mining process is "surface mining" that uses a dredging technique, utilizing water and industrial vacuums to extract the material. The process is safer and less expensive than other mining processes, and all the permits required in the state of Texas for this type of mining have been obtained.  The Hunt family will receive a royalty of 10% of the gross revenues derived from the aggregates extracted from the leased property.

During the past five years, Hunt has spent approximately $5.0 million to ready the property for the proposed sand and gravel plant. During the past decade, sand reserves have been depleted in the Houston area due to rapid urban expansion, and highway expansion that has supported Houston as the fourth largest city in the nation.  While the sand and gravel market in Houston has felt some impact from  economic downturn, Texas and the Houston area have not gone through the boom-and-bust cycle that has devastated other states, such as the Arizona, California and Nevada infrastructure, including major highway expansion in the Houston metro area, continues at a rapid pace. We expect to complete the entire mining operation by the year 2027.

Momentum Biofuels, Inc. - On August 21, 2009, Hunt entered into an Agreement with Momentum, under the terms of which Hunt agreed to assume certain the obligations of Momentum through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Those obligations assumed by Hunt included assets of $1,010,000, $965,000 in debt, approximately $600,000 in future lease obligations, and $45,000 accrued interest payable on certain debt in exchange for Momentum stock. The Company further agreed to assume Momentum’s obligations under a sub-lease agreement between Momentum and Brand Infrastructure and Services, Inc., including all past due rent, assessments other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating biofuels and related products.

Further, Hunt entered into a License Agreement with Momentum, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed commercial sand business. Momentum assigned its rights to receive the royalty from Hunt as described in the License Agreement to its parent, (Momentum-Colorado) in exchange for common shares of Momentum-Colorado equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater to be issued to Hunt. Such shares were to be issued by Momentum-Colorado as fully paid, non-assessable and subject to a non dilution agreement in favor of Hunt.

As a result of the Momentum transaction, Hunt created a subsidiary, Hunt BioSolutions, Inc. to hold and operate the bio-fuels business.  Hunt is currently reviewing how it may expand these operations and/or integrate it into the production of fracing sand, a more valuable commodity that may be produced from Hunt’s primary operations.

Reserves - Our current estimate of proven aggregates reserves is approximately 40 million tons. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, are based on the following information we have accumulated regarding the mining site:

•

A 1985 reserve report prepared by an engineering firm of a 1,000 acre tract, that includes the 350 acre site we have leased.

•

A geotechnical review and analysis was performed in 2006 by an infrastructure firm to help determine the economic viability of mining sand and gravel reserves at our mining site.

•

An appraisal of going concern value was performed in 2009 by a reputable commercial real estate firm to help determine potential cash flows related to the mining site.

Management plans to obtain an updated engineered reserve report on the specific 350 acre site in the near future. Proven, or measured, reserves are those reserves for which the quantity is computed from dimensions revealed by drill data, together with other direct and measurable observations such as outcrops, trenches and quarry faces; the grade and/or quality are computed from the results of detailed sampling; and the sampling and measurement data are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Plant Design and Systems Competitive Advantage - The design of our plant provides benefits to our Company. The product uses a hydraulic classification that allows maximum yield to sellable product with minimal waste and allows for the processing of two or more sands at one time (versus older classifying tank technology that limits production to two products simultaneously). This newer type of technology operates with fewer moving parts, yielding lower maintenance costs, and due to the high degree of automation, operates without the assistance of plant personnel.

Our proprietary software technology controls the operations of the plant. The system allows for the control of the plant to produce custom blended orders based on customer requirements, and it allows for each type of product to be handled only once.

Fracturing Sand - Fracturing or "fracing" is a process where a solution--made up primarily of sand and water--is injected into a well to maintain fractures in the oil or natural gas bearing rock. These fractures allow for the increased flow of oil or gas out of the formation, thus maximizing production. Fracing has been used on roughly 90 percent of all wells in operation today; it accounts for 30% of domestic recoverable oil and natural gas. The sand used for fracing is mined and not manufactured, and the supply is limited in the U.S. Additionally, when raw frac sand is resin coated, its value and demand significantly increase because the resin coating dramatically strengthens each grain, and this resistance to crushing prevents loss of permeability in fractures. Laboratory testing of Hunt's raw frac sand has shown the potential for coating our product with a high-strength resin. This added feature dramatically increases the product’s market value.

Market Assessment - In spite of the economic downturn, Hunt management believes the trends are favorable for execution of its business plan for the following reasons, (1) the need for more deposits found in this part of the country, (2) the demand for frac sand at the three large shale oil and gas extraction fields located in Texas, (3) a desirable location to operate a business and recruit management and (4) a unique opportunity to consolidate a fragmented surface mining market. We have therefore concluded there can be a growth opportunity for sand and gravel operations.  Further, management believes the location of the facility is in the heart of one of the fastest growing residential and commercial markets, The Woodlands, Texas.

History of Hunt - The leased mining site property is owned by the Hunt family, who began business operations in 1860. In 1880, the family received federal deeds and land grants for thousands of acres of timber land throughout East Texas.  During the period from 1900 to 1990, the Hunt family was one of the largest owners of timber land and saw mill operators in the United States. Environmental stewardship has been an important aspect of the family's values and business operations for more than 100 years. The family eventually sold off their timberland and saw mill business operations in the early 1990s just before federal regulatory changes placed significant restrictions on the industry. Jewel Hunt, a director of Hunt, maintained ownership of several hundred acres of the original land-grant for the significant sand and gravel reserves existing on the property.

In December 2008, the Hunt family leased the surface mining rights to 350 acres of land to a newly formed company, Hunt Global Resources, Inc., a then new, privately owned Texas corporation.  As part of ascertaining the "highest and best use" of the land, a Class of engineering and environmental reports were commissioned. In addition to the engineering and environmental reports, the Hunts hired a sand and gravel company to mine the property on a limited basis. As a result of those efforts, it was determined that:

•

The sand and gravel on the property is of high quality.

•

The size and color variation of the material is desirable in the market place.

•

The property can not only supply sand and concrete gravel for the highway and building industries (where local demand actually outstripped supply prior to the economic downturn), it can also supply fine sand for glass manufacturing and frac sand for the oil and gas industry, where nationwide supplies are limited. The unique size and quality of the frac sand enables it to be resin-coated, and thereby utilized by the oil and gas industry in recoveries of deposits using new technologies instead of more traditional extractable methods.

•

All of the material is contained from the surface to a depth of fifty feet; the mining process is "surface mining" which uses a dredging technique, utilizing water and industrial vacuums to extract the material.

•

The process is safer and less expensive than other mining processes, and all the permits that are required in the state of Texas for this type of mining have been obtained.

To further ascertain the viability of initiating a profitable mining operation on the property, a business development team was formed to analyze the target marketing area, build a business model and provide the structure for on-going business operations. The resulting business model is based on:

•

At one point during 2007-2008, over 70% of the sand and gravel supplies needed for the Houston area were delivered by train from outlying areas in west and central Texas and New Mexico. The northwest Houston area (Hunt's location) once had eight sand and gravel operations; that number has fallen to five as supplies have diminished.

•

Supply and Demand. Houston, the nation's fourth largest city, has been a high-demand area for sand and gravel. Due to the oil and gas business, Houston has not experienced the same degree of economic downturn as some other major cities. In addition, billions of dollars in bonds have been approved by the Texas Department of Transportation for road construction in addition to the billions of dollars from the American Recovery & Reinvestment Act of 2009 for infrastructure.

•

Analysts predict that the demand for sand and gravel will continue to grow over time; while the full extent of its performance may not be reflected in revenue until after 2010 when the recovery of the housing market further emerges, highway and public infrastructure projects offset losses in the commercial sector. Highway funding, commercial building interior and exterior security structure opportunities, new operations technology allowing masonry producers to better sell products, availability of alternative fuels, and decorative concrete methods are just a few of the industry opportunities available today. With the rig count in the oil and gas industry showing increase, the demand for frac sand is expected to grow. As such, the industry can be expected to increase their staff over time to accommodate the coming demand.

Based on these studies and tests, Hunt Global Resources, Inc., a Texas corporation was formed, and Lisa Hunt and Jewel Hunt executed a 20 year lease with Hunt in order to begin the process of extracting the materials from the property.

Applications for Hunt Products

Glassmaking - Silica sand is the primary component of all types of standard and specialty glass. It provides the essential Silicon Dioxide (SiO2) component of glass formulation and its chemical purity is the primary determinant of color, clarity and strength. Industrial sand is used to produce flat glass for building and automotive use, container glass for foods and beverages, and tableware. In its pulverized form, ground silica is required for production of fiberglass insulation and reinforcing glass fibers. Specialty glass applications include test tubes and other scientific tools, incandescent and fluorescent lamps, television and computer CRT monitors.

MetalCasting - Industrial sand is an essential part of the ferrous and non-ferrous foundry industry. Metal parts ranging from engine blocks to sink faucets are cast in a sand and clay mold to produce the external shape, and a resin bonded core that creates the desired internal shape. Silica's high fusion point (1760°C) and low rate of thermal expansion produce stable cores and molds compatible with all pouring temperatures and alloy systems. Its chemical purity also helps prevent interaction with catalysts or curing rate of chemical binders. Following the casting process, core sand can be thermally or mechanically recycled to produce new cores or molds.

Building Products - Industrial sand is the primary structural component in a wide variety of building and construction products. Whole grain silica is put to use in flooring compounds, mortars, specialty cements, stucco, roofing shingles, skid resistant surfaces and asphalt mixtures to provide packing density and flexural strength without adversely affecting the chemical properties of the binding system. Ground silica performs as a functional extender to add durability and anti-corrosion and weathering properties in epoxy based compounds, sealants and caulks.

Metallurgical - Industrial sand plays a critical role in the production of a wide variety of ferrous and non-ferrous metals. In metal production, silica sand operates as a flux to lower the melting point and viscosity of the slags to make them more reactive and efficient. Lump silica is used either alone or in conjunction with lime to achieve the desired base/acid ratio required for purification. These base metals can be further refined and modified with other ingredients to achieve specific properties such as high strength, corrosion resistance or electrical conductivity. Ferroalloys are essential to specialty steel production, and industrial sand is used by the steel and foundry industries for de-oxidation and grain refinement.

Chemical Production - Silicon-based chemicals are the foundation of thousands of everyday applications ranging from food processing to soap and dye production. In this case, SiO2 is reduced to silicon metal by coke in an arc furnace, to produce the Si precursor of other chemical processes. Industrial sand is the main component in chemicals such as sodium silicate, silicon tetrachloride and silicon gels. These chemicals are used in products like household and industrial cleaners, to manufacture fiber optics and to remove impurities from cooking oil and beverages.

Oil and Gas Recovery: Known commonly as proppant, or "frac sand," - Industrial sand is pumped down holes in deep well applications to prop open rock fissures and increase the flow rate of natural gas or oil. In this specialized application round, whole grain deposits are used to maximize permeability and prevent formation cuttings from entering the well bore. Silica's hardness and its overall structural integrity combine to deliver the required crush resistance of the high pressures present in wells up to 2,450 meters deep. Its chemical purity is required to resist chemical attack in corrosive environments. Frac sand is used in the oil and gas industry as a part of a fracturing process to improve production. It is pumped into the well during the fracturing operation, carried along with the fluid into the fracture, and will remain in the fracture when the pressure is removed, keeping the fracture propped open and allowing an effective means by which oil can flow. Tests concluded that our frac sand product falls into various quality ranges (4kpsi - 7kpsi) currently selling for $40 - $100 per ton. Since frac sand is mined and not manufactured, the supply is limited and demand is predicted to remain strong into the future.

Paint and Coatings - Paint formulators select micron-sized industrial sands to improve the appearance and durability of architectural and industrial paint and coatings. High purity silica contributes critical performance properties such as brightness, color consistency, and oil absorption. In architectural paints, silica fillers improve tint retention, durability, and resistance to dirt, mildew, cracking and weathering. Low oil absorption allows increased pigment loading for improved finish color. In marine and maintenance coatings, the durability of silica imparts excellent abrasion and corrosion resistance.

Ceramics and Refractories - Ground silica is an essential component of the glaze and body formulations of all types of ceramic products, including tableware, sanitary ware and floor and wall tile. In the ceramic body, silica is the skeletal structure upon which clays and flux components attach. The SiO2 contribution is used to modify thermal expansion, regulate drying and shrinkage, and improve structural integrity and appearance. Silica products are also used as the primary aggregate in both shape and monolithic type refractories to provide high temperature resistance to acidic attack in industrial furnaces.

Filtration and Water Production - Industrial sand is used in the filtration of drinking water, the processing of wastewater and the production from water wells. Uniform grain shapes and size distributions produce efficient filtration bed operation in removal of contaminants in both potable water and wastewater. Chemically inert, silica will not degrade or react when it comes in contact with acids, contaminants, volatile organics or solvents. Silica gravel is used as packing material in deep-water wells to increase yield from the aquifer by expanding the permeable zone around the well screen and prevent the infiltration of fine particles from the formation.

Recreational: Industrial sand - even finds its way into sports and recreation. Silica sand is used for golf course bunkers and greens as well as the construction of natural or synthetic athletic fields. In golf and sports turf applications silica sand is the structural component of an inert, uncontaminated, growing media. Silica sand is also used to repair greens and to facilitate everyday maintenance like root aeration and fertilization. The natural grain shape and controlled particle size distribution of silica provides the required permeability and compaction properties for drainage, healthy plant growth and stability.  Industrial sand has four basic qualities:

•

Shape — whether the individual grains are angular or round;

•

Crush resistance — the hardness of the grains;

•

Acid solubility; and

•

Turbidity — the clearness of the grains.

Due to the processing technologies expected to be implemented by HGRI along with the proprietary value-added software-based control systems that will be utilized, the management team of HGRI believes they will be able to cost effectively produce high-value and high-margin specialty products for the South Texas market. This compares to the vast majority of other local competitive operators who have based their operations on older technologies and do not seek to address what is believed to be a significant market for these products, because they are selling as much sand and gravel as they can produce.

Market for Hunt Products

We estimate that the ten largest aggregates producers account for approximately 30% to 35% of the total U.S. aggregates production. The largest U.S. aggregates producers include Vulcan, Cemex, CRH, Heidelberg, Holcim, Lafarge, MDU Resources and Martin Marietta Materials. Vulcan, the industry leader, total U.S. market share is less than 10%.  The U.S. aggregates industry is highly fragmented with approximately 5,000 companies managing more than 10,000 operations. This industry structure provides considerable opportunities for consolidation and it is common for companies in the industry to grow by entering new markets or enhancing their market positions by acquiring existing facilities.

According to the United States Geographical Survey, the amount of sand and gravel to be mined within the United States over the next 25 years will exceed that mined over the past 100 years. While the general growth in building construction has been a major contributing factor, another primary demand factor in the Houston area has been road, highway and other infrastructure construction. About 38,000 tons are used in the construction of every mile of interstate highway and about 400 tons are used to construct the average house.

Highway construction is the most aggregates-intensive form of construction and residential construction is the least intensive. A dollar of spending for highway construction is estimated to consume seven times the quantity of aggregates consumed by a dollar of spending for residential construction. Other non-highway infrastructure markets like airports, sewer and waste disposal or water supply plants and utilities also require large quantities of aggregates in their foundations and structures. These types of infrastructure-related construction can be four times more aggregates-intensive than residential construction. Generally, nonresidential buildings require two to three times as much aggregates per dollar of spending as a new home with most of the aggregates used in the foundations, building structure and parking lots.

In 2008, it was estimated that about 44% of construction sand and gravel was used as concrete aggregates; 23% for road base and coverings and road stabilization; 14% as construction fill; 12% as asphaltic concrete products such as blocks, bricks and pipes; and the remaining 3% for filtration, railroad ballast, roofing granulates, snow and ice control and other miscellaneous use.* (*First Research, 2009)

Industry Environmental Costs and Governmental Regulation

Our operations are subject to federal, state and local laws and regulations relating to the environment and to health and safety, including noise, water discharge, air quality, dust control, zoning and permitting.  We may required by state and local regulations or contractual obligations to reclaim our former mining sites. These reclamation liabilities will be recorded in our financial statements as a liability at the time the obligation arises. The fair value of such obligations is capitalized and depreciated over the estimated useful life of the owned or leased site. The liability is accreted through charges to operating expenses. To determine the fair value, we will estimate the cost for a third party to perform the legally required reclamation, adjusted for inflation and risk and including a reasonable profit margin. All reclamation obligations will be reviewed at least annually. Reclaimed quarries often have potential for use in commercial or residential development or as reservoirs or landfills. However, no projected cash flows from these anticipated uses will be considered to offset or reduce the estimated reclamation liability.

Competition for Hunt Products

Some of the more established construction sand companies in the area are listed below. These are private companies (except for U.S. Concrete, Martin Marietta and TXI):

•

U.S Concrete supplies over 4.5 million cubic yards of concrete and 3.0 million tons of aggregates annually, approximately half of which is supplied in Texas.

•

Hanson Concrete supplies much of the 2" to ¾" river rock and rainbow rock in the area; in addition, they supply concrete sand, mortar sand drainage sand and some special sands i.e. golf course sand, if the order is large enough. It is currently estimated that Hanson sells 3-5,000 tons/day.

•

Quality Concrete supplies cement sand, motor sand, mixed gravel 3/8"- 1 ½", concrete sand and will do same special sands if large enough order. The Company is estimated to ship approximately 3,000 tons/day.

•

Hallett Materials supplies mortar sand, concrete sand, bank sand, cement stabilizer sand and field dirt. It is estimated, Hallet sells 1,500 tons of sand and gravel and 1,500 tons of cement stabilizer sand daily.

•

Porter Sand supplies cement sand, gravel, mortar sand, bank sand and field dirt.

•

Frontier Materials supplies concrete sand, motor sand, bank sand, field dirt and gravel.

•

Liberty Materials supplies concrete sand, mortar sand, bank sand and gravel; approximately 3,000 tons/day.

•

Martin Marietta Materials supplies gravel, sand and other types of materials such as limestone; also ships by railcar.

•

TXI supplies gravel mostly but will supply sand to its big customers. Also ships by railcar.

In this industry, competitors are also likely customers, working together to fill large orders. The most likely candidates are Martin Marietta Materials, Hanson and TXI, depending on the material demand. These three firms have multiple sites in the area.

Funding of the Hunt Business Plan

To date Hunt has been funded via a combination of private debt and equity. Since early 2009, Hunt has raised approximately $5.9 million in equity transactions from the sale of Common Stock, Preferred Stock and Warrants and $1.0 million in proceeds from debt. Hunt has also issued equity in exchange for services and forgiveness of debt. Hunt management further believes that the recent merging with a public company will enhance its ability to raise equity capital in the future. Hunt management has raised capital in the past and believes it will be able to continue to raise additional capital in the future based on the assets of Hunt, principally the estimated 40 million tons of aggregate reserves. This capital will be used for the operation of facilities needed to mine the aggregate reserves from the site.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR FINANCIAL CONDITION

We have limited cash resources, an accumulated deficit, are not currently profitable and expect to incur significant expenses in the near future.

As of December 31, 2010, we had a working capital deficit of $5,069,956.   We have incurred a substantial net loss for the period from our inception in December 2008 to December 31, 2010, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through end of 2011 and possibly thereafter. As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on the development of our intangible leasehold asset and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until late 2011 at the earliest as we transition from a development stage company. We have incurred operating losses since our inception. Based on income statement included herein, our net loss for the year ended December 31, 2009 was $10,903,514 and our net loss for the year ended December 31, 2010 was $5,316,805.

We will be required to raise additional capital to fund our operations. If we cannot raise needed additional capital in the future, we will be required to cease operations.

Based on our current plans, we will need additional financial resources to meet our operating expenses and capital requirements. We plan to seek additional funding through third party debt financing and private placement offerings of our public securities.  You should be aware that in the future:

•

we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•

any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to complete implementation of our business plan. We require substantial working capital to fund our operations. Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements even for the immediate future. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to develop or implement our business plan, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Our purposes in entering into the merger with Tombstone and Acquisition of Carbon Green is to pursue our business plan but no assurance can be made that we can successfully implement our new business plan.

Although Hunt has not commenced operation of its business plan in the sand and gravel industry, the Company has developed a business concept that should allow it to quickly build a business in this industry and will be led by a management team with experience and existing relationships in the aggregates business. Although no assurances can be made that this strategy will be successful, we believe the acquisition of Hunt is in our best interests and the best interests of our shareholders.

We have insufficient capital to implement our repositioned business plan.

Although we have taken steps to reposition the company and focus our business on the development of the intangible leasehold asset with the closing of the Acquisition, we currently have no ability to fund the development and implementation of the entire business plan. We currently have no revenue so we expect to rely on external sources of capital through the issuance of debt and/or equity securities in private placement offerings to provide funding of our business. We expect to initiate such actions to obtain additional capital to fund our business following the closing of the Acquisition. No assurances can be made that we will be successful in obtaining additional funding on terms and conditions that are acceptable to us.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

We estimate that we will require approximately $10.0 million to carry out our business plan for our aggregate operations and meet our expenses for the next 12 months.  Until such time, if at all, as we receive adequate funding, we intend to defer payment of all other obligations that are capable of being deferred. Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

We will need to take significant additional actions to secure required equipment and establish processes for our business plan and expect to incur losses during such period.

Because we have not yet begun implementation of our repositioned business in the aggregates business, we have to take additional actions to secure the necessary manufacturing equipment as well as build the infrastructure necessary to implement the operational processes for the business. In addition, to compete effectively, any future products or services must be cost-effective and economical to deliver, as the case may be, on a commercial scale. We may not achieve any of these objectives.

Our operating expenses are unpredictable, which may adversely affect our business, operations and financial condition.

As a result of our limited operating history, because of the significant capital expenditures needed in the business in which we will compete, and the lack of implementation of our repositioned business in the aggregates sector, our financial data is of limited value in planning future operating expenses. Our historical financial performance is all based upon basic start-up costs and is not reflective in any way of the financial requirements of our repositioned business in the aggregates sector.

To the extent our operating expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected. Our expense levels will be based in part on our expectations concerning future revenues. The size and extent of our revenues, if any, are wholly dependent upon the choices and demand of individuals for our products and services, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Further, business development and marketing expenses may increase significantly as we expand our operations.

RISKS RELATED TO OUR BUSINESS

If our plan is not successful or management is not effective, the value of our common stock may decline.

As a corporate entity, we have had nominal operations since inception until recently. As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects for the aggregates business must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:

•

build or acquire the infrastructure necessary to implement the operational processes for the business in the aggregates sector for the manufacture and distribution of sand and gravel products;

•

secure the manufacturing equipment necessary for our planned business operations; or

•

establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

Our estimates of the quantity of mineral reserves (sand and gravel reserves) may be incorrect.

We intend to mine 350 acres for sand and gravel.  We have based our estimates of the quantity and value of 350 acres of mineral reserves (sand and gravel reserves) on the engineering report of a 1,000 acre tract of land that contains within it the specific 350 acres that we intend to mine.  The reserve report was written in 1985 and reaffirmed in 2006 by a professional engineer covering 1,000 acres, out of which we have an agreement whereby we can mine the specific 350 acres.  We do not know if there is an uneven distribution of minerals on the 1,000 acre tract and therefore we can only estimate what the mineral reserves on the specific 350 acres were in 1985.  We plan to conduct a new mineral reserve report for the specific 350 acres in the near future.  The new estimates of mineral reserve quantity and value could differ materially from those stated in the 1985 reserve report.

Our lack of commercial marketing, sales and distribution may prevent us from successfully commercializing our services, which would adversely affect our level of future revenues, if any.

Our business plan to enter the aggregates sector for the manufacture and distribution of sand and gravel is untested and unproven. We have no experience in the marketing and sales in the aggregates business.

The marketplace may not accept and utilize our services, the effect of which would prevent us from successfully commercializing any proposed services and adversely affect our level of future revenue, if any.

Our ability to market and commercialize our services for the manufacture and distribution of sand and gravel products depends on the acceptance of such services by individuals and companies. We will need to develop commercialization initiatives designed to increase awareness about us and our services to consumers of sand and gravel products. Currently, we have not developed any such initiatives. Without success in these areas, we may not be able to successfully commercialize any proposed products or generate revenue.

Failure to comply with environmental laws or regulations could expose us to significant liability or costs which would adversely impact our operating results and divert funds from the operation of our business which would have a material adverse effect on our business.

We may be required to incur significant costs to comply with current or future environmental laws and regulations related to our sand and gravel operations. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products. Although we believe that our safety procedures for handling and disposing of these materials will comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an incident, we could be held liable for any damages that result, and any liability could exceed our resources. Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets.

We depend on the continued services of our executive officers and the loss of a key executive could severely impact our operations.

The execution of our present business plan depends on the continued services of Jewel Hunt, George Sharp and Lisa Hunt as well as the addition of our new chief financial officer Michael Horne. We currently do not maintain any key-man insurance policies on the lives of these individuals nor have we entered into employment agreements with any of these individuals.  The loss of any of their service would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers, directors and principal shareholders control our business and may make decisions that are not in the best interests of the non-principal shareholders.

Our officers, directors and principal shareholders, and their affiliates, in the aggregate, own a substantial portion of the outstanding shares of our Common Stock (greater than 50%). As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs.  Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other shareholders.

Certain of our officers and directors are related to one another and are the majority shareholders of the Company.  As such there is a possibility of them controlling the Company to the detriment of outsiders.

Jewel and Lisa Hunt are married to each other.  Both are officers and directors of the Company.  Jointly, on a fully diluted basis they hold approximately 20% post Carbon Green acquisition.  As such they will be able to exert substantial control of the operations and the direction of the Company.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board under the symbol “HGCO.OB”. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock on a national exchange as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it difficult to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We do not intend to pay common stock dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 2: PROPERTIES

For discussion of Hunt’s leased mining site, refer to Item 1 – “Description of Business – Properties” above.

Hunt subleases approximately 6,000 square feet of office space for its corporate office at 10001 Woodloch Forest, Suite 325, The Woodlands, Texas, 77380.   Hunt is obligated under this sublease to make the following payments – $13,277 per month, from July 1, 2009 through December 31, 2010 – $13,698 per month and from January 1, 2011 through February 27, 2012 – $14,120 per month thereafter.

The offices of Hunt BioSolutions, Inc. are located in Pasadena, Texas.  The 4,160 square feet of office space, 10,000 square feet of warehouse space and 8.7018 acres of land are occupied under the sub-lease requiring rental payments of $14,500 per month through July 14, 2012, the expiration date.  Additionally, common area maintenance charges of $3,500 per month are due and payable with the monthly rental amount.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Hunt's Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). Since February 3, 2011, the Company's stock has traded on the OTC Bulletin Board under the symbol "HGCO.OB." Prior to that, it traded on the OTC Bulletin Board under the symbol “TMCI.OB.”  During the periods listed below, Hunt's common stock price is shown in the following table.

	Period	High	Low
2011:
	For the quarter ended March 31, 2011	$3.25	$2.75
2010:
	For the quarter ended December 31, 2010	$3.00	$0.75
	For the quarter ended September 30, 2010	$2.00	$1.05
	For the quarter ended June 30, 2010	$2.44	$0.95
	For the quarter ended March 31, 2010	$1.25	$0.25
2009:
	For the quarter ended December 31, 2009	$0.90	$0.30
	For the quarter ended October 30, 2009	$0.30	$0.06
	For the quarter ended June 30, 2009	$0.30	$0.20
	For the quarter ended March 31, 2009	$0.65	$0.27

Holders - Prior to the Acquisition (as of October 29, 2010), there were 4,878,000 shares of our common stock outstanding and approximately 75 shareholders of record.  Subsequent to the Acquisition as of December 31, 2010, there were 34,213,029 shares of our common stock outstanding and approximately 225 shareholders of record.  As of March 31, 2011, there were 75,502,966 shares of our common stock outstanding and approximately 300 shareholders of record.

Transfer Agent and Registrar - Our transfer agent is Corporate Stock Transfer Company, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209; Phone (303) 282-4800.

Dividend Policy - Hunt has not paid any dividends to common shareholders. There are no restrictions which would limit Hunt’s ability to pay dividends on common equity or that are likely to do so in the future. The Colorado Revised Statutes, however, do prohibit Hunt from declaring dividends where, after giving effect to the distribution of the dividend; the Company would not be able to pay its debts as they become due in the usual course of business; or its total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Hunt is scheduled to begin a dividend to the Class B Convertible Preferred stockholders of $0.56 per share on a quarterly basis commencing on January 1, 2011.  The dividend due for the quarter ended March 31, 2011 has been accrued but has not been paid as of the date of this report.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of Hunt's financial condition and should be read in conjunction with Hunt's financial statements and the notes thereto set forth herein. The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Hunt's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Operating Results for the year ended December 31, 2010 compared to the year ended December 31, 2009

For the year ended December 31, 2010, we had a net loss of $5,316,805 compared to a net loss of $10,903,514 for the year ended December 31, 2009, a decrease of $5,586,709, or 51%.  The reduction in losses in 2010 were primarily due to less common stock issued for services ($5,350,195 in 2009 versus $1,126,521 in 2010) and reduced losses on debt conversions and investments ($2,095,496 in 2009 versus $5,080 in 2010).  Hunt has an accumulated deficit since inception of $16,086,354. We have not generated any revenue from operations since inception. Our accumulated deficit from our date of inception represents various expenses incurred with organizing the company, undertaking an audit and reviews, professional and consultant fees, general office expenses, and paying for services rendered by the Company’s officers.

We anticipate that the execution of Hunt’s business plan will result in a rapid expansion of our operations, which may place a significant strain on Hunt’s management, financial and other resources. Hunt’s ability to manage the problems associated with the expansion of Hunt’s business operations after the Acquisition will depend, among other things, on our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, technical information and accounting systems and attract, assimilate and retain qualified management and other personnel. If we fail to manage these issues, we may not be profitable in the near future, or ever.

The difficulties in managing these various business issues will be compounded by a number of unique attributes of our anticipated business operations and business strategy. Should these and other concepts not perform as expected, Hunt’s financial condition and the results of our operations could be materially and adversely affected.

Operating Results for the year ended December 31, 2009 compared to the year ended December 31, 2008

There were no substantial operations in 2008, as Hunt was formed in December 2008.  As a result, comparison between these periods is not meaningful.

Liquidity and Capital Resources

We estimate that we will require approximately $10.0 million to carry out our business plan and meet our expenses for the next 12 months.  If Hunt acquires additional funding through the issuance of Hunt equity securities, Hunt’s shareholders may experience dilution in the value per share of their equity securities.

We expect to begin building a backlog of future revenues as we get closer to commencing operations at our mining site.  We believe we will be able to execute longer term contracts to provide aggregate products for a number of customers, including those involved in highway construction, residential and commercial construction and the oil and gas recovery business.  Based on the current status of the local economy, we believe demand for our sand and gravel products will be strong.

Critical Accounting Policies

Hunt has identified the policies below as critical to its business operations and the understanding of Hunt's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Hunt's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-7 for the years ended December 31, 2010 and 2009. Note that Hunt's preparation of this document requires Hunt to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Hunt's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Surface Mining Rights - A significant portion of our intangible assets are contractual rights in place associated with obtaining, zoning, permitting and other rights to access and extract aggregates reserves. Contractual rights in place associated with aggregates reserves are amortized using a unit-of-production method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method.

Stripping Costs - In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.  Stripping costs incurred during the production phase are considered costs of extracted minerals, inventoried, and recognized in cost of sales in the same period as the revenue from the sale of the inventory. Additionally, such costs inventory only to the extent inventory exists at the end of a reporting period. Stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from inventory cost. Pre-production stripping costs will generally be expensed as incurred.

Reclamation Costs - Reclamation costs resulting from the normal use of long-lived assets are recognized over the period the asset is in use only if there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from the normal use under a mineral lease are recognized over the lease term only if there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

In determining the fair value of the obligation, the cost for a third party to perform the legally required reclamation tasks, including a reasonable profit margin, is estimated. The estimated cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.

In estimating the settlement date, the current facts and conditions are evaluated to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, a weighted-average settlement date, considering the probabilities of each alternative, is used.

Reclamation obligations are reviewed at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment of an existing mineral lease. Examples of events that would trigger a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility.

Environmental Compliance - Environmental compliance costs are expected to include maintenance and operating costs for pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. Although we have not incurred any significant environmental compliance expenses to date, we will expense or capitalize environmental expenditures for current operations or for future revenues consistent with our capitalization policy.

Costs for environmental assessment and remediation efforts will be accrued when the Company determines that a liability is probable and a reasonable estimate the cost can be determined.  At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of varying factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur.

Stock-based Compensation - Share based compensation awards are recognized using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

Impairment of Other Long-Lived Assets- Long-lived assets that do not have indefinite lives, such as property and equipment, intellectual property, licenses and acquired customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for such long-lived assets is based on the fair value of the assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and related footnotes of Hunt Global Resources, Inc. for the years ended December 31, 2010 and 2009 appear as pages F-2 through F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2010 we dismissed our certifying accountant Cordovano & Honeck (C&H).  Our decision to dismiss C&H was recommended by executive management and approved by our Board of Directors (the Company has no Audit Committee). The decision to dismiss C&H was made in connection with our merger with Hunt Global Resources, Inc. (Hunt) as reported in our Form 8-K filed November 5, 2010.  C&H served as Tombstone's independent registered public accounting firm to audit the financial statements for the fiscal year ended December 31, 2009 and 2008. With the exception of an expressed uncertainty regarding our possible continuation as a going concern, the reports of C&H for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2009 and 2008 and subsequently to November 3, 2010, there were no disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to C&H's satisfaction, would have caused them to make reference to the subject matter in connection with their reports on the Company's consolidated financial statement for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.  We did not consult with C&H on any issues.

The Company has provided C&H with a copy of the foregoing disclosures and requested in writing that C&H furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. C&H has provided a new letter stating its agreement with our statements herein.

Ham Langston & Brezina, LLP (HLB) was the independent registered public accounting firm of Hunt.  In connection with our merger with Hunt, we appointed HLB as the successor independent registered public accounting firm on November 4, 2010.  Prior to such appointment, Hunt consulted with HLB with respect to the application of accounting principles to specified transactions, either completed or proposed only in HLB’s position as auditors in an auditor/client relationship and there were no disagreements with HLB with respect to the accounting principles applied to specified transactions by Hunt. Prior to their appointment as auditors, we did not consult HLB regarding the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has provided HLB with a copy of the foregoing disclosures and requested in writing that HLB furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. HLB has provided a new letter stating its agreement with our statements herein.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Hunt’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting. We believe that the material weaknesses described below are attributable to factors caused by the startup nature of our business, going public via a reverse merger and the inability to hire personnel because of the lack of capital.

In preparing our Exchange Act filings, including this Annual Report on Form 10-K, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Annual Report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting occurred during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. During the fourth quarter of 2009, we (a) engaged Agility Financial Partners, LLC (“Agility”) to provide John N. Bingham as a part-time Acting CFO until a permanent replacement was found in February 2011, (b) implemented cash and accounts payable procedures to monitor expenditures, (c) implemented procedures for developing condensed consolidating financial information via our initial filing of the Form 10-Q for the third quarter ended September 30, 2010 (post merger with Tombstone), and (d) initiated tax compliance activities related to federal and state regulations.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the evaluation performed, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

•

Overall, we did not maintain an effective control environment. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. Accordingly, management has concluded that this control deficiency constituted a material weakness. This control environment material weakness contributed to the material weaknesses discussed below and also could contribute to additional control deficiencies arising.

•

We did not maintain effective controls over accounts payable and expense reporting. Specifically, we did not maintain proper control over approval of Company expenses and lack of monitoring of personal expenditures.  These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constituted a material weakness.

•

We did not maintain an effective control over maintaining regulatory reporting requirements. Specifically, we did not meet timely reporting requirements for federal tax compliance, the lack of processes to determine proper tax reporting, failure to timely file tax returns and the lack of proper tax reporting of expenses incurred on behalf of the Company.  These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constituted a material weakness.

•

We did not maintain an effective control over maintaining proper access and segregation of duties type controls over its accounting and financial reporting system. Specifically, access to the accounting system by non-accounting personnel, access to passwords of other personnel and lack of oversight over system and applications by designated IT personnel. These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constituted a material weakness.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.

Remediation Plan

In order to remediate the material weaknesses described above, we are undertaking the following activities. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.  We have hired a full time chief financial officer as of March 1, 2011 replacing the part-time agency chief financial officer.  Mr. Horne will be charged with building the proper treasury, accounting and financial reporting systems plus adding necessary personnel to implement these systems, including the following:

•

Personnel requirements, including hiring of a treasurer, accounting officer and appropriate subordinate positions,

•

Implementing and maintaining cash management and expenditure approval controls,

•

Engaging federal, state and property tax personnel to assure future compliance with tax reporting,

•

Engaging IT personnel to implement secure accounting and financial reporting systems and applications, and

•

Implementation of all Sarbanes-Oxley requirements.

ITEM 9B. OTHER INFORMATION

We filed a Form 8-K on March 8, 2011 in connection with our acquisition of Carbon Green NA, Inc.  In connection with the merger to occur after the first closing and second closing of the Share Purchase Agreement and Plan of Merger with CGNA, we have now determined that we will issue to the remaining CGNA security holders who will not participate in the first and second closing an aggregate of approximately 5,338,104 shares of our common stock, 5,153  shares of our Class A Preferred Stock that are convertible into 1,071,824 shares of common stock, 5,153 shares of our Class B Preferred stock that are convertible into 1,277,944 shares of common stock and 2,015 warrants to purchase shares of our Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016 that are convertible into 499,720 shares of common stock.  All of these security issuances will be unregistered security issuances.  These transactions will be made in reliance upon exemptions from registration under Section 4(2) of the Securities Act or Regulation S. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The recipients were accredited investors or foreigners not living in the United States.

In March 2011, we issued 153,846 shares of common stock to one investor upon his cashless exercise of options.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The recipient was an accredited investor.

In February 2011, we issued cashless exercise warrants to acquire 5,000,000 shares of common stock at an exercise price of $1.00 per share expiring in five years to George T. Sharp, our CEO.   This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipient had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. The recipient was an accredited investor.

In February 2011, we issued cashless exercise warrants to acquire 2,000,000 shares of common stock at an exercise price of $1.00 per share expiring in five years to Adreena Betti, Mr. Sharp’s stepdaughter and a consultant to the Company.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipient had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In February 2011, we issued 566,254 shares of common stock to a past creditor group as a settlement.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipient had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In February 2011, we issued 443,507 shares of common stock to five vendors for services rendered.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipient had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In February 2011, we issued warrants to acquire 250,000 shares of common stock at an exercise price of $1.00 per share expiring in two years to three vendors for services rendered.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipient had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In February 2011, we issued warrants to acquire 25,000 shares of common stock at an exercise price of $1.00 per share expiring in two years to one investor.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipient had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In February 2011, we issued 1,200,000 shares of common stock and warrants to acquire 600,000 shares common stock at an exercise price of $.50 expiring in five years to a past creditor group as a settlement.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipient had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued 534,061 shares of common stock to five vendors for services rendered.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued 897,630 shares of common stock to three investors as a settlement.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued 274,218 shares of common stock to five investors upon cashless exercise of options.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued 980,000 shares of common stock and warrants to acquire 490,000 shares of common stock at an exercise price of $0.50 per share expiring in five years to 10 investor as a settlement.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued 2,000,000 shares of common stock and warrants to acquire 2,000,000 shares of common stock at an exercise price of $0.50 per share expiring in two years to 9 investors.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities. Six investors were accredited investors.

In March 2011, we issued warrants to acquire 275,000 shares of common stock at an exercise price of $1.00 per share expiring in two years to four vendors for services rendered.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued 284,000 shares of common stock and warrants to acquire 284,000 shares of common stock at an exercise price of $1.00 per share expiring in two years to five investors.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued 950,000 shares of common stock to two investor who were foreign citizens not residing in the United States.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued 112,202 shares of common stock to one vendor for services rendered.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2011, we issued warrants to acquire 4,000,000 shares of common stock at an exercise price of $4.00 per shares expiring in two years to one vendor for services rendered.  This security issuance will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for this unregistered security will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain biographical information regarding Hunt’s directors and executive officers:

Name	Age	Position
Jewel S. Hunt V	54	Chairman of the Board and Director
George T. Sharp	68	Chief Executive Officer (CEO) and Director
Lisa A. Hunt	51	Executive Co-Chairwoman of the Board, Director and President
Michael P. Horne	52	Chief Financial Officer (CFO), Principal Accounting Officer and Director
Gregory Enders	56	CEO, Hunt BioSolutions, Inc.
Gary Johnson	54	COO, Hunt BioSolutions, Inc.

Jewel S. Hunt V.  Mr. Hunt has been our Chairman of the Board and a Director since 2010.  Mr. Hunt is the husband of Ms. Lisa A. Hunt, our Executive Co-Chairwoman of the Board, Director and President.  Mr. Hunt has an executive and management background, encompassing running both an industry-leading firm as well being highly involved in international operations. Since prior to 2004, Mr. Hunt has served as the chief executive of a family real estate business. He has executive experience as a specialist in industrial plant manufacturing production processes and managing operations globally.  From 2005 until 2008, Mr. Hunt served as the co-founder and Chairman of the predecessor of Hunt Global Resources, Inc. (now our subsidiary).  Mr. Hunt is a Director of Momentum Biofuels, Inc.

George T. Sharp.  Mr. Sharp, has been our CEO and Director since 2010.  From 2008 through 2010, he was a co-founder and the Chief Executive Officer of Hunt Global Resources, Inc., a Texas corporation (now our subsidiary).  Mr. Sharp is an entrepreneur with 35 years executive experience at the Chief Executive Officer and President level. He has founded a number of companies, having taken several of them public. He is a former leverage buyout specialist.  In 1999, Mr. Sharp founded Sharp Holding Corporation, which became public later that year, and Mr. Sharp was the CEO of Sharp Holding Corporation until 2004.    From 2005 until 2008, Mr. Sharp served as the co-founder and Chairman of the predecessor of Hunt Global Resources, Inc. (now our subsidiary).  Mr. Sharp is the CEO and a Director of Momentum Biofuels, Inc.

Lisa A. Hunt.  Ms. Hunt has been our President since 2010.   In 2011 she was elected as a Director. From 2005 until 2008, she was a co-founder and the President and Secretary of Hunt Global Resources, Inc., a Texas corporation (now our subsidiary).  Ms. Hunt is the wife of Mr. Jewel S. Hunt, a director of the Company.  Ms. Hunt has 28 years of executive experience at the corporate level, designing and implementing computer software systems, including the development of Dynegy's energy trading systems, American Bridge Corp’s accounting system, Compaq Computer's industrial operations management system and other systems for companies. In 1987, Ms. Hunt founded Dynamic Software Technologies, where she designed and implemented custom information technology applications for various large companies until 2006.  Since 2005, she has managed the development of the 350 acre property containing the sand and gravel reserves owned by Hunt. This included supervising the design and construction of roads and the facility, along with managing relationships with the Environmental Protection Agency, Army Corps of Engineers and TECQ.

Michael P. Horne.  Mr. Horne, became our CFO, Principal Accounting Officer and a Director in March, 2011.   In 2010, Mr. Horne was a consultant to Carbon Green, Inc., a Nevada corporation.  His duties included day to day operations, financial reporting and capital funding of the company.  In 2007 thru 2009, Mr. Horne was employed by Traxis Group with the job title of Chief Restructuring/Financial Officer.  His duties included consolidation and integration of three acquired companies – Bluebird, Optima and North American Bus.  He was named CFO of conglomerate and operating head of Bluebird and newly created Traxis Financial. In 2006, Mr. Horne was employed by Traxis Group with job title of Chief Restructuring Officer with duties to acquire the three companies that formed the Traxis Group, built business and financial infrastructure and created the financial company Traxis Financial.  In 2005, Mr. Horne worked for Cerberus Capital as Restructuring Consultant with duties to restructure acquired automotive companies by Cerberus and perform multiple due diligences on potential automotive acquisitions. Prior to 2005, Mr. Horne held senior executive financial roles at Visteon Corporation and Ford Motor Corporation.  Mr. Horne holds a Bachelor of Business Administration and a Master of Business Administration in Finance from University of Notre Dame.

Gregory Enders.  On December 31, 2009, Gregory Enders was appointed the CEO of Hunt BioSolutions, Inc., a subsidiary of Hunt.  Prior to that, Mr. Enders had served as the Chief Executive Officer and a Director of Momentum Biofuels (OTCBB: MMBF.OB) since October 20, 2007. Mr. Enders has served as Chief Executive Officer of several public and private companies including Stratasoft, Inc., Commerciant Holdings, Inc., Intermat, Inc., Strategic Distribution, MRO Software, Inc., Integration Systems, Inc. (d/b/a Bizmart Computer Super Centers) and Computer Productivity, Inc.  In 2004, Mr. Enders was the President and CEO of Commerciant.  From 2005 through 2006, Mr. Enders was the President and CEO of Stratasoft.  From 2002 until October of 2007 Mr. Enders served on the Development Board of Texas A&M's Mays Business School.

 Gary Johnson.  On December 31, 2009, Gary Johnson was appointed COO of Hunt BioSolutions, Inc.  Prior to that, Mr. Johnson had served as the Chief Operating Officer of Momentum Biofuels since October 16, 2007. Mr. Johnson has over 20 years of executive level management experience delivering products, services and solutions to Global 2000 clients.  In 2004, Mr. Johnson was the President of Intermat.  In 2005, Mr. Johnson was the Division President of IHSS-Intermat Solutions.  In 2006, Mr. Johnson was the Vice-president of operations at Stratasoft.  Mr. Johnson attended the University of Houston.

Committees of the Board of Directors

Hunt is managed by its officers under the oversight of its Board of Directors. Hunt's Board of Directors plans to establish an Audit Committee as soon as practicable. Hunt is currently attempting to recruit one or more independent directors to serve on the Board of Directors and the audit committee, at least one of whom will qualify as an "Audit Committee Financial Expert" as defined in SEC regulations. Hunt is also establishing a Compensation Committee. There are currently no other committees under consideration.

Executive and Audit Committee

Hunt currently does not have an Executive Committee.  Hunt currently does not have an Audit Committee. When formed, the Audit Committee will be comprised solely of directors who are independent and financially competent, as required by the Securities Exchange Act of 1934, which, as amended, Hunt refers to as the Securities Exchange Act. At least one member of the committee will have accounting or related financial management expertise.

Conflicts of Interest

The directors of Hunt, who are not employed full-time, may not devote more than a portion of their time to the affairs of the Company. There may be occasions when the time requirements of Hunt's business conflict with the demands of their other business and investment activities. Experienced directors of public companies are difficult to engage due to expertise/experience issues and liability, and may not be readily available to be engaged, leaving the Company lacking in experienced directors.

Certain officers and directors of Hunt may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. Additionally, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. At the date of this Annual Report on Form10-K, there are no current conflicts of interests involving any of the Company's directors or executive officers as to any known business conflicts of the Company's business. No member of management is currently an officer/director or affiliate with any other public or private company that is currently, or is planning to be in a competitive business.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2010. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2010, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $120,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Compensation(1)	Bonus	Stock Awards (2)	All Other Compensation	Total
Jewel S. Hunt	2010	$-	$-	$-	$230,106(3)	$230,106
Chairman of the Board	2009	$-	$1,003	$-	$274,909(3)	$275,912
George T. Sharp	2010	$216,000	$-	$137,700	$10,065(4)	$363,765
CEO and Director	2009	$119,000	$-	$1,459,620	$21,390(4)	$1,600,010
Lisa A. Hunt	2010	$-	$-	$-	$174,134(5)	$174,134
President and Director	2009	$-	$2,198	$-	$92,771(5)	$92,771
Gregory Enders	2010	$146,000	$-	$-	$-	$146,000
CEO, Hunt BioSolutions, Inc.	2009	$63,500	$-	$275,400	$-	$338,900
Gary Johnson	2010	$118,000	$-	$-	$-	$118,000
COO, Hunt BioSolutions, Inc.	2009	$42,931	$-	$137,700	$-	$180,631
Kenneth R. Cleveland	2010	$29,125	$-	$-	$-	$29,125
John N. Bingham	2010	$13,350	$-	$-	$-	$13,350
Part-Time Acting CFOs (6)

(1)	No salaries were paid to executive management from inception through December 31, 2010. Executive management has received compensation in the form of contract consulting fees.
(2)	The Hunt Common Stock was valued at approximately $0.25 per share prior to the merger with Tombstone. All stock awards were valued at that price in 2009 and 2010.
(3)

Other compensation to Mr. Hunt included $108,051 and $83,500 for rent and utilities associated with a home office in 2009 and 2010, respectively, and advances on future royalty payments of $166,858 and $146,606 in 2009 and 2010, respectively.

(4)

Other compensation to Mr. Sharp included payments on car leases on his behalf.  In addition, Crown Financial of which Mr. Sharp is the principal owner, has a service agreement with Hunt that could pay up to $1,736,000 in additional compensation for services rendered.  See “Agreements with Executive Management” below.

(5)

Other compensation to Ms. Hunt included $12,383 and $20,000 for payments on a car lease in 2009 and 2010, respectively, and advances on future royalty payments of $80,388 and $154,134 in 2009 and 2010, respectively.

(6)

Mr. Bingham and Mr. Cleveland were provided to the Company as a part-time Acting CFO via Agility Financial Partners, LLC.  Mr. Bingham was the part-time Acting CFO from November 1, 2010 to February 4, 2011.  Mr. Cleveland was the part-time Acting CFO from April 1, 2010 to July 10, 2010.

Executive Employment Agreements

Since inception, no employment agreements have been executed with the Named Executive Officers.

2010 Grants of Plan Based Awards

Since inception, no stock options have been granted to our Named Executive Officers.

2010 Outstanding Equity Awards

During 2010, Mr. Sharp was awarded 551,186 shares of Hunt Common Stock.  During 2009, Mr. Sharp was awarded 5,841,181 shares of Hunt Common Stock, Mr. Enders was awarded 1,102,374 shares of Hunt Common Stock and Mr. Johnson was awarded 551,186 shares of Hunt Common Stock.  All issuances were valued at approximately $0.25 per share and were made prior to the Merger with Tombstone.  All of these issuances were approved by the Board of Directors.

2010 Director Compensation

Since inception, no significant compensation has been paid to the directors of Hunt.

Stock Option Plan

Hunt has an Option Plan it inherited via the merger with Tombstone. As of December 31, 2010, 1,029,999 options are outstanding under the 2006 Option Plan of which 956,666 are exercisable. During the year ended December 31, 2009, the Company issued options to purchase 129,999 shares and cancelled options to purchase 3,460,000 shares under the option plan.  No options were issued or cancelled in 2010.  In 2010, options to purchase 73,333 shares were exercised.

Compensation Committee Interlocks and Insider Participation

The Hunt board of directors in its entirety acts as the compensation committee for Hunt.

Limitation on Liability and Indemnification

The Colorado Business Corporation Act requires Hunt to indemnify officers and directors for any expenses incurred by any officer or director in connection with any actions or proceedings, whether civil, criminal, administrative, or investigative, brought against such officer or director because of his or her status as an officer or director, to the extent that the director or officer has been successful on the merits or otherwise in defense of the action or proceeding. The Colorado Business Corporation Act permits a corporation to indemnify an officer or director, even in the absence of an agreement to do so, for expenses incurred in connection with any action or proceeding if such officer or director acted in good faith and in a manner in which he or she reasonably believed to be in or not opposed to the best interests of the Company and such indemnification is authorized by the stockholders, by a quorum of disinterested directors, by independent legal counsel in a written opinion authorized by a majority vote of a quorum of directors consisting of disinterested directors, or by independent legal counsel in a written opinion if a quorum of disinterested directors cannot be obtained.

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

The Colorado Business Corporation Act also provides that indemnification of directors is not permitted for the unlawful payment of distributions, except for those directors registering their dissent to the payment of the distribution.  According to Hunt's bylaws, the Company is authorized to indemnify the Company's directors to the fullest extent authorized under Colorado Law subject to certain specified limitations.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and persons controlling Hunt pursuant to the foregoing provisions or otherwise, Hunt is advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2011 by (1) each person known by us to own beneficially more than five percent (5%) of our outstanding common stock, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of March 31, 2011, shares outstanding included 75,502,966 shares of Common Stock, 506,083 shares of Preferred Stock that is convertible into 115,425,960 of Common Stock, Warrants to purchase 35,121,400 shares of Common Stock and Stock Options to purchase 10,201,066 shares of Common Stock.

Person or Entity	Number of Shares Held (1)	% of Total (1)
Jewel Hunt (2) 10001 Woodloch Forest Dr., Suite 325 The Woodlands, TX 77380	46,837,242	19.83%
Lisa Hunt (2) 10001 Woodloch Forest Dr., Suite 325 The Woodlands, TX 77380	46,837,204	19.83%
John Novak c/o Bacchus Law Corp (3) 925 West Georgia Street, Suite 1820 Vancouver, British Columbia, Canada V6C 3L2	43,564,910	18.44%
Jana Whitlock, Pelias Trading Ltd c/o Bacchus Law Corp (4) 925 West Georgia Street, Suite 1820 Vancouver, British Columbia, Canada V6C 3L2	16,289,440	6.89%

George T. Sharp and Crown Financial LLC (5) 2425 Fountainview Houston, TX 77057	11,392,060	4.82%
Michael P. Horne (6) 10001 Woodloch Forest Dr., Suite 325 The Woodlands, TX 77380	200,000	0.08%
Gregory Enders (7) 10001 Woodloch Forest Dr., Suite 325 The Woodlands, TX 77380	1,102,374	0.47%
Gary Johnson (8) 10001 Woodloch Forest Dr., Suite 325 The Woodlands, TX 77380	551,186	0.23%
Total officers and directors	60,082,862	25.43%

(1)

Fully-diluted as-converted shares outstanding (excluding stock options) as of March 31, 2011 were 236,251,992.  On January 31, 2011, the shareholders approved an increase in the authorized shares of common stock to 500,000,000.

(2)

Jewel and Lisa Hunt are the owners of the principal asset of Hunt, a 350 acre sand and gravel pit that has been leased to the company.  They are also co-founders of Hunt Global Resources.  They were both appointed members of the Board of Directors of the combined company subsequent to the merger.  Jointly, they hold a total of 8,738,416 shares of Hunt Common Stock, 50,654 shares of Hunt Class A Preferred Stock that is convertible into 10,536,024 shares of Hunt Common Stock and 111,140 shares of Hunt Class B Preferred Stock convertible into 27,562,762 shares of Hunt Common Stock.  Jewel directly holds 4,369,208 shares of Hunt Common Stock, 25,327 shares of Hunt Class A Preferred Stock that is convertible into 5,268,012 shares of Hunt Common Stock and 55,571 shares of Hunt Class B Preferred Stock that is convertible into 13,781,381 shares of Hunt Common Stock.  Lisa directly holds 4,369,208 shares of Hunt Common Stock, 25,327 shares of Hunt Class A Preferred Stock that is into 5,268,012 shares of Hunt Common Stock and 55,571 shares of Hunt Class B Preferred Stock that is convertible into 13,781,381 shares of Hunt Common Stock.

(3)

John Novak was the principal shareholder in CGNA prior to its acquisition by the Company on March 2, 2011.  Upon being acquired by the Company, Mr. Novak and his designated entities received 11,875,750 shares of Common Stock, 44,300 shares of Class A Preferred Stock that is convertible into 9,214,400 shares of Common Stock, 44,300 shares of Class B Preferred Stock that is convertible into 10,986,400 shares of Common Stock, 24,000 Class A Preferred Stock Warrants to purchase 4,992,000 shares of Common Stock and 26,195 Class B Preferred Stock Warrants to purchase 6,496,360 shares of Common Stock.  In addition, prior to the acquisition of CGNA, Mr. Novak and his designated entities purchased 460,000 shares of our Common Stock.

(4)

Jana Whitlock is the trustee for a trust that was the second largest shareholder in CGNA prior to its acquisition by the Company on March 2, 2011.  Upon being acquired by the Company, the trust received 4,232,800 shares of Common Stock, 26,440 shares of Class A Preferred Stock that is convertible into 5,499,520 shares of Common Stock and 26,440 shares of Class B Preferred Stock that is convertible into 6,557,120 shares of Common Stock.  In addition, prior to the acquisition of CGNA, Mr. Jensen and his designated entities purchased 200,036 shares of our Common Stock.

(5)

Mr. Sharp is the CEO of Hunt prior to and subsequent to the merger.  He was appointed a member of the Board of Directors of the combined company subsequent to the merger.  These shares include 249,890 shares of Hunt Common Stock, 1,449 shares of Hunt Class A Preferred Stock that is convertible into 301,296 shares of Hunt Common Stock.  Mr. Sharp is the principal owner of Crown Financial, a co-founder of Hunt Global Resources.  Crown Financial employs Mr. Sharp, the CEO of Hunt. These shares include 1,089,732 shares of Hunt Common Stock, 6,317 shares of Hunt Class A Preferred Stock that is convertible into 1,313,904 shares of Hunt Common Stock, 13,860 shares of Hunt Class B Preferred Stock that is convertible into 3,437,238 shares of Hunt Common Stock and warrants to purchase 5,000,000 shares of Hunt Common Stock at $1.00 per share via cashless exercise.

(6)

Mr. Horne became the CFO of Hunt in conjunction with the Carbon Green transaction.  In November 2010 (prior to the Carbon Green merger), Mr. Horne purchased 200,000 shares of Hunt common stock.

(7)

Mr. Enders is the CEO of Hunt BioSolutions, Inc., a subsidiary of Hunt.  These shares include 499,781 shares of Hunt Common Stock, 2,897 shares of Hunt Class A Preferred Stock that is convertible into 602,593 shares of Hunt Common Stock.

(8)

Mr. Johnson is the COO of Hunt BioSolutions, Inc., a subsidiary of Hunt.  These shares include 249,890 shares of Hunt Common Stock, 1,449 shares of Hunt Class A Preferred Stock that is convertible into 301,296 shares of Hunt Common Stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

There is no independent director at the date of this filing.  See Item 12 Security Ownership of Certain Beneficial Owners and Management for all significant equity transactions with officers and directors of the Company.  For further historical information regarding related parties, please refer to the Note 10 of the audited financial statements of Hunt for the year ended December 31, 2010 contained herein.

Warrants, Options and Convertible Debt

As of March 31, 2011, there are stock options to purchase 956,666 shares of the Company’s common stock at an average exercise price of $0.65 per share (issued by Tombstone prior to the merger with Hunt and extended to expire on August 31, 2012), warrants to purchase 450,000 shares of the Company’s common stock at an average price of $0.55 per share (issued by Tombstone prior to the merger with Hunt), warrants to purchase 16,195,000 shares of the Company’s common stock at an average exercise price of $1.00 per share, warrants to purchase 2,490,000 shares of the Company’s common stock at an average exercise price of $0.50 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at $4.00 per share.

Agreements with Executive Management

On October 5, 2009, the Company entered into a service agreement that included a note payable to Crown whereby the Company will pay Crown a total of $500,000 plus interest at the rate of 8% until paid in full for past executive and advisory services, including equity and debt funding.  The Company further agreed to compensate Crown for future services beginning October 1, 2009 through December 31, 2012 as follows:

Period	Amount
October through December 2009	$36,000
Year ending December 31, 2010	240,000
Year ending December 31, 2011	360,000
Year ending December 31, 2012	600,000
Total	$1,236,000

The service agreement with Crown is non cancelable.  All payments due under this agreement dated are due semi-monthly. If payments are not paid within ten days of the date due or if the Company elects to terminate the agreement for any reason, all payments due under the contract will be accelerated and be due to be paid in full. Further, the Company waived all notice in the event of foreclosure notices on assets. At December 31, 2010, the accrued liability to a related party of $276,000 in the accompanying balance sheet represents the amount due to Crown for the period from October 2009 through December 2010.

In addition to services provided through Crown, George Sharp (via Crown Financial) was issued awarded 5,841,181 shares and 551,186 shares of the Company’s common stock in 2009 and 2010, respectively, for being a co-founder of Hunt and services performed. These shares were valued at approximately $0.25 per share. Included in selling general and administrative expenses were $1,459,620 and $137,700 related to these share issuances for the years ended December 31, 2009 and 2010, respectively.

George Sharp is the owner and primary officer of a start-up company, US Med Alerts. During 2009 and 2010, the Company loaned US Med Alerts $206,000, which was principally used to pay his step-daughter, Adreena Betti, and other consultants for administrative consulting services to Hunt. The loan was recognized as compensation expense in 2010. US Med Alerts paid Ms. Betti $25,000 in 2009 and $82,500 in 2010.  In addition, Ms. Betti was issued 55,118 shares of common stock for consulting services to Hunt.

Mr. Sharp is also a shareholder and primary officer in Momentum.  During 2009 and 2010, the Company advanced $188,671 to Momentum, was for payment of advanced royalties.  These funds were used to fund Momentum’s operations as it has no revenues.  The Company deemed these advances uncollectible and wrote them off as a loss on its equity investment as of December 31, 2010.

In February 2011, Mr. Sharp was issued warrants to purchase via cashless exercise, 5,000,000 shares of the Company’s common stock at $1.00 per share and Ms. Betti was awarded warrants to purchase via cashless exercise 2,000,000 shares of the Company’s common stock at $1.00 per share.

On September 21, 2009, the Company entered into an Agreement with Momentum Biofuels, Inc. (“Momentum”), under which the Company agreed to acquire certain assets and assume certain liabilities, obligations and commitments of Momentum.  On October 9, 2009, the Momentum transaction was consummated and on December 31, 2009, the Company received 40,000,000 shares of Momentum common stock and became a 39% owner of Momentum and resulted in the following related party transactions:

•

George Sharp, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, became the Chief Executive Officer and Chairman of the Board of Directors of Momentum.

•

Jewel Hunt, the Company’s Chairman of the Board of Directors, became a member of the Board of Directors of Momentum.

•

10,000,000 shares of Momentum were transferred to a company owned by George Sharp, Crown Financial.  In connection with the transfer, the Company recognized $10,000 of expense, included in selling, general and administrative expenses, based on the estimated value of the Momentum shares.

Included in selling, general and administrative expenses were amounts were the following related party transactions:

	For the Year Ended December 31
	2009	2010
George Sharp for cash compensation	$119,000	$216,000
George Sharp for stock compensation	1,459,620	137,700
The Hunts for rent, utilities and expenses	108,357	83,500
Accrued compensation Crown (October 1 - December 31, 2009)	36,000	240,000
Crown for compensation in the form of Momentum stock	10,000	-
Total	$1,732,977	$677,200

On December 1, 2008, the Company approved the acquisition of the surface mining rights discussed in the previous paragraph in exchange for the issuance of 50,146,427 shares of common stock to the Hunts and the assumption of debts totaling $3,605,177. The surface mining rights were valued based on the historical cost of the underlying property to the Hunts less the debt assumed by the Company.  The value was estimated to be approximately $91,000 as the property has been in the Hunt family for over a century.

The surface mining rights agreement provides for the payment of a royalty to the Hunt's equal to 10 percent of the sold price of all products mined, processed, removed or manufactured and sold from the property. On December 1, 2008, the Company's board of directors approved the prepayment of royalties to the Hunt's, not to total more than $450,000 per year. Based on the board’s actions, the Company made advanced or prepaid royalty payments to the Hunt family of $274,246 and $323,740 during the year ended December 31, 2009 and 2010, respectively. These amounts are included in prepaid royalties in the accompanying balance sheet.

The Hunt's maintain a satellite office that is used for Company business. This office is responsible for property maintenance, security and computer operations and is located near the property subject to surface mining rights. On December 1, 2008, the Company approved a reimbursement to the Hunts of $9,000 per month. Rent expense recognized by the Company related to this office was $108,051 and $83,500 during the years ended December 31, 2009 and 2010, respectively. The Company also paid certain expenses and obligations on behalf of the Hunts totaling $306 during the year ended December 31, 2009. These expenses were treated as compensation and included in general and administrative expenses.

In connection with our acquisition of CGNA, we agreed to appoint Michael P. Horne as a Director effective March 8, 2011.  Mr. Horne is currently our Chief Financial Officer and Principal Accounting Officer.  Mr. Horne has been a consultant to Carbon Green, Inc. (“CGI”), a Nevada corporation, since 2010.  CGI is a predecessor of CGNA.  In connection with our acquisition of CGNA, we gave Mr. Horne 500,000 stock options to purchase shares of our common stock at an exercise price of $1.00 per share expiring on March 2, 2014.  These stock options vest quarterly over eight quarters commencing on September 1, 2011.

In the near future, we may appoint one other person to be named by CGNA as an additional new Director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ham, Langston & Brezina ("HLB") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining HLB's independence.  The Board appointed, and our shareholders ratified, our selection of Ham, Langston & Brezina LLP as the independent registered public accounting firm for the Company for the years ending December 31, 2010 and 2011.  Ham, Langston & Brezina LLP audited our financial statements for the years ended December 31, 2010 and 2009.

Audit Fees

HLB billed us in the amount of $70,565 for the year ended December 31, 2009 and $42,542 for the year ended December 31, 2010 for professional services related to their audit of our annual financial statements and their reviews of our unaudited quarterly financial statements.  All audit work was performed by the auditors' full time employees. There were no Sarbanes-Oxley 404 attest services, tax services or any other services performed in 2009.

Tax and Accounting Fees

HLB did not provide any professional services for tax related services for the year ended December 31, 2009 and 2010.

Board Pre-Approval

We do not have an Audit Committee.  Our Board pre-approves all auditing and non-auditing services of the independent registered public accounting firm.  The Board pre-approved 100% of HLB fees for services for years 2009 and 2010.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit	Description
16.1

Letter from Cordovano & Honek to the Securities and Exchange Commission dated November 4, 2010 acknowledging and agreeing with Item 9 herein.. ---- previously filed on Form 8-K filed on November 16, 2010.

21.1	List of subsidiaries
31.1

Certification of Chief Executive Officer of Hunt Global Resources, Inc. required by Rule 13a-14(1) or  Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer and Principal Accounting Officer of Hunt Global Resources, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Hunt Global Resources, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
32.2	Certification of Chief Financial Officer and Principal Accounting Officer of Hunt Global Resources, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Financial Statement Schedules:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

HUNT GLOBAL RESOURCES, INC.

By:	/s/George T. Sharp
George T. Sharp, Chief Executive Officer and Director

By:	/s/Michael P. Horne
Michael P. Horne, Chief Financial Officer,
Principal Accounting Officer and Director

Date: April 15, 2011

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Jewel S. Hunt V	Chairman of the Board	April 15, 2011
Jewel S. Hunt V	and Director

By :/s/ George T. Sharp	Chief Executive Officer and Director	April 15, 2011
George T. Sharp	(Principal Executive Officer)

By: /s/ Lisa A. Hunt	President and Director	April 15, 2011
Lisa A. Hunt

By: /s/ Michael P. Horne	Chief Financial Officer and Director	April 15, 2011
Michael P. Horne	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Hunt Global Resources, Inc.

We have audited the accompanying consolidated balance sheets of Hunt Global Resources, Inc. and Subsidiaries (a development stage company) (the “Company”), as of December 31, 2010 and 2009, and the consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and for the period from inception, December 1, 2008, to December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and for the period from inception, from December 1, 2008 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As shown in the financial statements, the Company incurred net losses of $5,316,805 and $10,903,514 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, current liabilities exceed current assets by $5,069,956.  These factors, and the others discussed in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

//s// Ham, Langston & Brezina, LLP

Houston, Texas

April 15, 2011

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,069,473	$5,766
Related party receivables	29,413	58,000
Prepaid royalties to related parties	622,986	274,246
Prepaid expenses and other	59,074	15,000
Total current assets	1,780,946	353,012

Property, plant and equipment, net of accumulated
depreciation of $142,389 and $33,838,
respectively	918,047	979,134
Surface mining rights and royalty agreement	3,696,177	3,696,177
Assets held for sale	-	536,265
Other assets	25,000	13,277
Total assets	$6,420,170	$5,577,865

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable and long-term debt	$4,346,704	$3,763,600
Notes payable to related parties	1,100,000	1,106,144
Accounts payable, including amounts due to related
parties of $162,252	757,879	-
Accrued liability to a related party	276,000	36,000
Accrued interest payable	323,653	429,983
Accrued dividends payable	46,666	-
Total current liabilities	6,850,902	5,335,727

Long-term debt, net of current portion	-	120,000
Total liabilities	6,850,902	5,455,727

Commitments and contingencies:

Shareholders' equity (deficit):
Preferred stock, no par value, 1,000,000 shares authorized
for issuance in classes:
Class A convertible preferred, 125,000 shares authorized,
123,463 and -0- shares issued and outstanding at	2,414,139	-
December 31, 2010 and 2009, respectively
Class B convertible preferred, 125,000 shares authorized,
125,000 and -0- shares issued and outstanding at
December 31, 2010 and 2009, respectively	310,642	-
Common stock, no par value per share, 100,000,000
shares authorized, 37,442,453 and 84,930,121
shares issued and outstanding at December 31, 2010
and 2009, respectively	13,884,175	11,845,021
Loss accumulated during the development stage	(17,039,688)	(11,722,883)
Total shareholders' equity (deficit)	(430,732)	122,138
Total liabilities and shareholders' equity (deficit)	$6,420,170	$5,577,865

The accompanying  notes are an integral part of these consolidated financial statements.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
			December 1, 2008,
	For the Year Ended December 31,		to December 31,
	2010	2009	2010
Operating expenses:
Selling, general, and administrative	$4,269,663	$7,799,388	$12,142,931
Depreciation and amortization	108,550	33,838	142,388

Total operating expenses	4,378,213	7,833,226	12,285,319

Loss from operations during the
development stage	(4,378,213)	(7,833,226)	(12,285,319)

Other income and (expense):
Interest and other income	13,555	655	14,210
Interest expense	(758,396)	(945,447)	(2,449,332)
Gain (loss) on debt conversion	-	(927,981)	(927,981)
Equity in loss of Momentum	(188,671)	(30,000)	(218,671)
Loss on investment	(5,080)	(1,167,515)	(1,172,595)

Total other income and (expense), net	(938,592)	(3,070,288)	(4,754,369)

Net loss	(5,316,805)	(10,903,514)	(17,039,688)

Preferred stock dividends	(46,666)	-	(46,666)

Net loss attributable to common stock	$(5,363,471)	$(10,903,514)	$(17,086,354)

Net loss per common share -
basic and diluted	$(0.07)	$(0.15)

Weighted average shares outstanding -
basic and diluted	76,507,008	71,510,060

The accompanying  notes are an integral part of these consolidated financial statements.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
							Losses
							Accumulated
							During the
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Development
	Shares	Amount	Shares	Amount	Shares	Amount	Stage	Total
Balance at inception, December 1, 2008	-	$-	-	$-	4,878,000	$-	$-	$-
Issuance of common stock for leasehold agreement	-	-	-	-	50,146,427	91,000	-	91,000
Issuance of common stock to compensate debt-holders	-	-	-	-	2,729,845	682,056	-	682,056
Net loss	-	-	-	-	-	-	(819,369)	(819,369)

Balance at December 31, 2008	-	-	-	-	57,754,272	773,056	(819,369)	(46,313)

Issuance of common stock in settlement of debt and payment of interest expense	-	-	-	-	55,108	13,770	-	13,770
Common stock and warrants sold as units in a private placement	-	-	-	-	2,506,000	2,506,000	-	2,506,000
Common stock and warrants issued in units in settlement of debt	-	-	-	-	2,052,000	2,052,000	-	2,052,000
Common stock and warrants issued in units to consolidate and extend debt	-	-	-	-	950,000	950,000	-	950,000
Issuance of common stock to amend debt	-	-	-	-	200,000	200,000	-	200,000
Issuance of common stock for services	-	-	-	-	21,412,741	5,350,195	-	5,350,195
Net loss	-	-	-	-	-	-	(10,903,514)	(10,903,514)

Balance at December 31, 2009	-	-	-	-	84,930,121	11,845,021	(11,722,883)	122,138

Common stock issued for debt settlement	-	-	-	-	370,358	193,000	-	193,000
Sale of common stock	-	-	-	-	3,819,537	1,699,000	-	1,699,000
Exercise of options	-	-	-	-	73,333	9,000	-	9,000
Common stock and warrants sold as units in a private placement	-	-	-	-	1,728,000	1,728,000	-	1,728,000
Common stock issued for investment	-	-	-	-	220,451	55,080	-	55,080
Issuance of common stock for services	-	-	-	-	2,981,145	1,126,521	-	1,126,521
Exchange of Class A and Class B preferred stock for common	123,463	2,414,139	125,000	357,308	(56,680,492)	(2,771,447)	-	-
Preferred stock dividends	-	-	-	(46,666)	-	-	-	(46,666)
Net loss	-	-	-	-	-	-	(5,316,805)	(5,316,805)

Balance at December 31, 2010	123,463	$2,414,139	125,000	$310,642	37,442,453	$13,884,175	$(17,039,688)	$(430,732)

The accompanying  notes are an integral part of these consolidated financial statements.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception,
			December 1, 2008
	For the Year Ended December 31,		to December 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(5,316,805)	$(10,903,514)	$(17,039,688)
Adjustments to reconcile net income to
net cash flow from operating activities:
Depreciation and amortization	108,550	33,838	142,388
Loss on investment	5,080	1,167,515	1,172,595
Loss (gain) on debt conversion	-	927,981	927,981
Equity in losses of Momentum	188,671	30,000	218,671
Issuance of common stock for services	1,126,521	5,350,195	6,476,716
Common stock issued for interest expense	-	206,885	888,941
Investment exchanged for services	-	10,000	10,000
Issuance of note payable for consulting	-	500,000	500,000
Changes in operating assets and
liabilities, net of acquisitions:
Related party receivables	28,587	80,770	(29,413)
Prepaid expenses and other	(379,537)	(271,969)	(682,060)
Accounts payable and accrued liabilities	1,400,903	531,309	1,998,849

Net cash used in operating activities	(2,838,030)	(2,336,990)	(5,415,020)

Cash flows from investing activities
Purchases of property, plant and equipment	(47,463)	(2,972)	(50,435)
Investment in Momentum	(188,671)	-	(188,671)
Other investments	(25,000)	-	(25,000)
Investment in Reserve Oil Technologies	-	(46,416)	(46,416)
Proceeds from sale of Reserve Oil Technologies	586,265	-	586,265

Net cash used in investing activities	325,131	(49,388)	275,743

Cash flows from financing activities
Proceeds from notes payable	193,000	38,699	481,699
Payments on long term debt	(52,394)	(152,555)	(214,949)
Proceeds from issuance of common stock	3,436,000	2,506,000	5,942,000

Net cash provided by financing activities	3,576,606	2,392,144	6,208,750

Increase in cash and cash equivalents	1,063,707	5,766	1,069,473

Cash and cash equivalents, beginning of period	5,766	-	-

Cash and cash equivalents, end of period	$1,069,473	$5,766	$1,069,473

Supplemental disclosure of cash flow information:
Interest paid	$355,372	$484,252

Income taxes paid	$-	$-

The accompanying  notes are an integral part of these consolidated financial statements.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF BUSINESS

Hunt Global Resources, Inc.  (A Colorado corporation) and Subsidiaries (“Hunt” or the “Company”) is a Houston based development stage company focused on the production of aggregates, including sand and gravel. The Company’s business model centers on using new, “green” and more efficient extraction and processing methods to enhance profit and shareholder value. The Company has two wholly-owned Subsidiaries, Hunt Global Resources, Inc.   (A Texas Corporation) and Hunt BioSolutions, Inc. (A Texas Corporation).

Mining Property

On December 1, 2008, the Company entered into the Hunt Land and Mineral Lease Agreement (the “Mining Agreement”) and secured the surface mining rights to 350 acres of land in northwest Houston which contains high-grade sand and gravel reserves. The majority owners of the land are Jewel and Lisa Hunt (44.45%), officers and directors of the Company, and Mallie Hunt Adams (44.45%).

In exchange for the mining rights, the Company issued to the owners of the land 91,000,000 shares of common stock as founders’ shares valued at $91,000.  In addition, the Company assumed debt on the mining property and related accrued interest in the amount of $3,605,177.  Per the terms of the Mining Agreement, the Company will pay the land owners a royalty of 10% of the sold price of all products mined, processed, removed or manufactured and sold from the mining site.  The term of the lease is twenty years and expires on December 31, 2028 unless extended in writing by the parties to the lease.  The Company is responsible for the maintenance of the property and all property taxes during the term of the lease.  Management estimates that the land under the Mining Agreement has reserves of sand and gravel that are expected to provide production for 18 years.

Reverse Merger

On January 19, 2010, Tombstone Technologies, Inc. ("Tombstone"), a Colorado corporation, entered into a plan of merger with the Company that was completed on October 29, 2010.  Under the plan of merger, the Company's shareholders exchanged 100% of their equity interests in the Company for 94.6% of Tombstone's outstanding stock on a fully diluted,  as-converted basis. Although Tombstone was the surviving legal entity; the Company remains the financial reporting entity and the merger was treated as a recapitalization of the Company. The transaction was considered a recapitalization because, prior to the transaction, Tombstone was a public shell company with essentially no assets or operations and, upon completion of the transaction, the Company's shareholders emerged with a controlling 94.6% interest in the merged Company.

When considering the merger, there were no dissenting shareholders of the Company'. However, all shareholders have not tendered their shares and the Company is actively communicating with the non-tendering shareholders to effect their right to receive Tombstone shares. Subsequent to the transaction, Tombstone changed its name to match the Company's name, Hunt Global Resource, Inc.  In connection with the recapitalization, shareholders of the Company received Tombstone shares as follows:

•

29,000,000 shares of restricted common stock to the holders of the Company's common and preferred Stock;

•

125,000  shares of Class  A  convertible  preferred stock (having  a conversion ratio of one preferred share to 208 common shares) to certain holders of the Company's common stock.  The Class A has a deemed purchase price of $10.00 per share, ranks senior to common stock and all other classes of preferred stock, bear no dividends, has voting rights of two hundred eight (208) votes for each Class A share  and has a liquidation preference of $10,000 per share.  The holders of Class A have the right to convert each share of Class A for 208 shares of common stock if the Common Stock trades at an average price of at least $3.00 per share for 10 consecutive trading days or after a period of one year, whichever occurs first.

•

125,000  shares of Class  B  convertible  preferred  stock (having  a conversion ratio of one preferred share to 248 common shares and a quarterly dividend of $0.56 per share) to certain “Controlling Stockholders” (Jewel Hunt, Lisa Hunt and George Sharp, through his company, Crown Financial) of the Company's common stock. The Class B includes a deemed purchase price of $10 per share, ranks senior to common stock and all other classes of preferred stock except Class A, bears a dividend of $0.56 per share on a quarterly basis commencing on January 1, 2011, has voting rights of two hundred forty eight (248) votes for each one (1) share of Class B shares and has a liquidation preference of $10,000 per share.  The holders of Class B have the right to convert each share of Class B for 248 shares of common stock if  the common stock trades at an average price of $7.00 per share for 10 consecutive trading days or after a period of two years, whichever occurs first.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS, continued

Reverse Merger, continued

•

A reserve for issuance of  an additional  10,265,999 additional shares of common stock for the exercise of stock options for 1,689,999 shares of Hunt common stock that have been extended for two years and the exercise of Hunt warrants for  8,576,000 shares of Hunt common stock.

At the date of the merger/ recapitalization transaction the Company's shareholders received Tombstone common shares as follows:

•

The holders of 7,436,000 shares of the Company's preferred stock and warrants to purchase 8,576,000 shares of the Company's common stock received common stock of Tombstone on a one for one basis.

•

The holders of 142,564,001 shares of the Company's common stock received the equivalent of 82,564,000 shares of Tombstone common stock which, based on the conversion ratio, resulted in a the same effect as 1 for 1.814622 reverse split of the Company's existing common stock. The Company's common shareholders received Tombstone shares as follows:

Number of
Common Stock
Equivalents

Common shares outstanding on the date of the merger transaction	142,564,001
Less effect of exchange ratio	(64,000,001)

Tombstone common stock equivalents received	78,564,000
Class B preferred stock received by Controlling Stockholders	(31,000,000)

Remaining Tombstone common stock equivalents	47,564,000
Class A preferred stock issued on a pro-rata basis based on the remaining
Tombstone common stock equivalents	(26,000,000)

Tombstone common stock issued on a pro-rata basis based on the
remaining Tombstone common stock equivalents	21,564,000

Tombstone common stock issued to the Company’s
preferred shareholders on a one-for-one basis	7,436,000

Shares of common stock of Tombstone outstanding prior to the merger	4,878,000

Total common shares outstanding or issuable at the date of merger	33,878,000

The merger was intended to qualify as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis. The capital accounts of the Company have been adjusted on a retroactive basis to reflect the merger/recapitalization.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

In June 2009, the Financial Accounting Standards Board issued the FASB Accounting Standard Codification ™ (the “Codification” or "ASC"). The Codification becomes the single source of authoritative nongovernmental accounting standards generally accepted in the United States of America ("GAAP"), superseding existing authoritative literature. The codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement was effective beginning with our consolidated financial statements issued for the year ended December 31, 2009. As a result, references to authoritative accounting literature in our consolidated financial statement disclosures are referenced in accordance with the Codification.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, continued

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Hunt and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates primarily relate to the assessment of warrants and debt and equity transactions and the estimated lives and methods used in determining depreciation of fixed assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments having maturities of three months or less at the date of purchase.

Equity Method Investments

The Company accounts for non-marketable investments using the equity method of accounting if the investment provides the Company with the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists with an ownership interest representing between 20% and 50% of the voting stock of an investee. Under the equity method of accounting, investments are stated at initial cost and adjusted for subsequent additional investments and the Company's proportionate share of earnings or losses and distributions. The Company currently has one equity method investee, Momentum, and we record our share of Momentum's earnings or losses in equity in losses of Momentum in the accompanying consolidated statements of operations. Where the Company's  investment balance is reduced to zero from its proportionate share of losses, as in the case of Momentum, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

Property, Plant and Equipment, Net

Property and equipment is recorded at original cost. Assets acquired in connection with business combinations are recorded at the assets’ fair value.  Repairs and maintenance are charged to expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets.  This method is applied to group asset accounts, which in general have the following lives:  buildings and leasehold improvements – 15 years; machinery and equipment– 5 to 7 years; furniture, fixtures and software – 5 years; and computer hardware – 3 years.  When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our consolidated statements of operations.

The recoverability of our long-lived assets and certain identifiable intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices, capital needs, economic trends in the applicable construction sector and other factors. If  such assets are considered  to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceed their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amounts, or fair values, less cost to sell.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, continued

Surface Mining Rights

A significant portion of our intangible assets are contractual rights in place associated with obtaining, zoning, permitting and other rights to access and extract aggregates reserves. Contractual rights in place associated with aggregates reserves are amortized using a unit-of-production method based on estimated recoverable units. Other intangible assets are amortized principally by the straight-line method.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities;
Level 2:	Inputs that are derived principally from or corroborated by observable market data;
Level 3:	Inputs that are unobservable and significant to the overall fair value measurement.

Stripping Costs

In the mining industry, the costs of removing overburden and waste materials to access mineral deposits are referred to as stripping costs.  Stripping costs incurred during the production phase are considered a cost of extracted minerals and are included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of the inventory.  Stripping costs incurred during the development stage of a mine (pre-production stripping) are excluded from inventory cost. Pre-production stripping costs will be expensed as incurred.

Other Costs

Costs are charged to earnings as incurred for the start-up of new plants and for normal recurring costs of mineral exploration and research and development.

Reclamation Costs

Reclamation costs resulting from the normal use of long-lived assets are recognized over the period the asset is in use only if there is a legal obligation to incur these costs upon retirement of the assets. Additionally, reclamation costs resulting from the normal use under a mineral lease are recognized over the lease term only if there is a legal obligation to incur these costs upon expiration of the lease. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement.

In determining the fair value of the obligation, the cost for a third party to perform the legally required reclamation tasks, including a reasonable profit margin, is estimated. The estimated cost is then increased for both future estimated inflation and an estimated market risk premium related to the estimated years to settlement. Once calculated, this cost is discounted to fair value using present value techniques with a credit-adjusted, risk-free rate commensurate with the estimated years to settlement.

In estimating the settlement date, the current facts and conditions are evaluated to determine the most likely settlement date. If this evaluation identifies alternative estimated settlement dates, a weighted-average settlement date, considering the probabilities of each alternative, is used.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, continued

Reclamation obligations are reviewed at least annually for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation obligations are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment of an existing mineral lease. Examples of events that would trigger a change in the estimated settlement date include the acquisition of additional reserves or the closure of a facility.

Environmental Compliance

Environmental compliance costs are expected to include maintenance and operating costs for pollution control facilities, the cost of ongoing monitoring programs, the cost of remediation efforts and other similar costs. Although we have not incurred any significant environmental compliance expenses to date, we will expense or capitalize environmental expenditures for current operations or for future revenues consistent with our capitalization policy.

Costs for environmental assessment and remediation efforts will be accrued when the Company determines that a liability is probable and a reasonable estimate of the cost can be determined.  At the early stages of a remediation effort, environmental remediation liabilities are not easily quantified due to the uncertainties of varying factors. The range of an estimated remediation liability is defined and redefined as events in the remediation effort occur.

Earnings per share (EPS)

The Company reports two earnings per share numbers, basic and diluted. These are computed by dividing net earnings (loss) by the weighted-average common shares outstanding (basic) or weighted-average common shares outstanding assuming dilution (diluted).

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. The number of potentially dilutive common stock equivalents that have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive for the years ended December 31, 2010 and 2009, were 68,907,508 and 7,197,999, respectively. An analysis of the potentially dilutive common stock equivalents at December 31, 2010 and 2009 is as follows:

	Number of Common Stock Equivalents
	2010	2009

Warrants for purchase of common stock	11,270,000	6,168,000
Options for purchase of common stock	956,666	1,029,999
Preferred stock convertible to common stock	56,680,392	-

	68,907,508	7,197,999

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, and payables approximated fair value because of the relatively short maturity of these instruments. The carrying values of other financial instruments approximate their respective fair values.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, continued

Share-Based Payment Arrangements

Compensation expense for all share-based payment awards, including employee stock options, is measured and recognized based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods, if any.

The fair value of stock option awards is estimated on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price, as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity.

The Company follows the guidance of the Codification as described in ASC 505-50 “Equity Based Payments to Non-Employees” for transactions in which equity instruments are issued in exchange for the receipt of goods or services to non-employees. The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures about the various classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3. The disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This guidance did not have a material impact on the Company's consolidated financial statements.

3.   GOING CONCERN CONSIDERATIONS

Hunt has incurred significant losses from operations since inception, has limited financial resources and a significant deficit in working capital at December 31, 2010. These factors raise substantial doubt about Hunt’s ability to continue as a going concern. Hunt’s consolidated financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $17,039,688 through December 31, 2010. Hunt’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.

ACQUISITIONS AND DIVESTITURES

Reserve Oil Technologies, LLC

On February 27, 2009, the Company (along with four individual investors) formed Reserve Oil Technologies, LLC (the “LLC”). Under their agreement, the four investors agreed to provide a maximum of $1,000,000 in financing to the LLC (including $250,000 previously loaned to the Company) to purchase certain oil and gas leases in Bastrop County, Texas containing at least 70 previously drilled wells.  The original ownership of this LLC was to be 25% to Hunt, 10% to the managing individual investor, and 65% to the four individual investors as a group.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

ACQUISITIONS AND DIVESTITURES, continued

On March 1, 2009, the Company issued promissory notes to the four investors totaling $1,000,000 as guaranty for their maximum investment, including the conversion of the $250,000 in previous notes, and the four investors were issued a total of 950,000 shares of the Company's common stock along with 950,000 warrants to purchase common stock during the ensuing 4 years for $1.00 per share as a financing premium (see Note 7).

On December 15, 2009, the Company entered into agreements with the four investors to acquire the investors entire interest in the LLC and retire the outstanding $1,000,000 in notes payable with accrued interest to the four investors for the issuance of 2,052,000 shares of the Company's common stock along with 2,052,000 warrants to purchase common stock during the ensuing 4 years for $1.00 per share (see Note 7).

On December 22, 2009, the Company entered into a sales agreement for all  oil and gas leases owned by the LLC for a sales price of $1,100,000 less offsets for vendor liens, prospective vendor liens and defective leases.  The transaction funded during the first quarter of 2010 with net proceeds received by Hunt of $586,265.  The Company recorded a corresponding loss on investment of $1,167,515 in December 2009 to write down our investment in the LLC to its fair market value.

Momentum Biofuels, Inc.

On August 21, 2009, the Company entered into an agreement with Momentum Biofuels, Inc. (“Momentum”), under which the Company agreed to  acquire certain assets and assume certain liabilities, obligations and commitments of Momentum as shown in the analysis below. The assets received by the Company were Momentum's physical assets, including the biodiesel plant located in Pasadena, Texas, and all intellectual property, processes, techniques and formulas for creating biofuels and related products.

The Company also entered into a License Agreement with Momentum, which grants the Company the right  to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for a 3% royalty on the gross and collected revenue received by the Company from the sale of bio-diesel and related products and from revenues received by the Company from its proposed commercial sand business. Momentum assigned its royalty rights to its parent, Momentum-Colorado, in exchange for 40,000,000 common shares of Momentum-Colorado, which was equal to approximately 39% of the issued and outstanding stock at the date of the License Agreement, to be issued to Hunt. The 40,000,000 shares are subject to a non dilution agreement.

On October 9, 2009, the Momentum transaction was consummated and on December 31, 2009, the Company received the 40,000,000 shares of common stock of Momentum described in the previous paragraph and transferred 10,000,000 shares to Crown Financial, LLC (see Note 10 below for further details). The 40,000,000 shares of Momentum common stock issued to Hunt were valued at their par value due to the doubt about Momentum’s ability to continue as a going concern as disclosed in its annual report.  During 2009, the Company recognized loss from its investment in Momentum only to the extent of its initial investment of $30,000. During 2010, the Company recognized a loss in Momentum of $188,671.  The following table summarizes the fair values of the assets acquired and the liabilities assumed under the Momentum agreement:

Estimated
Value
Assets acquired:
Plant	$998,000
Plant equipment	12,000
Investment in Momentum	40,000
Total assets acquired	$1,050,000

Liabilities assumed:
Accrued interest	$45,000
Bathgate notes payable	600,000
Brand Energy notes payable	185,000
Other notes payable	220,000
Total liabilities assumed	$1,050,000

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

ACQUISITIONS AND DIVESTITURES, continued

Not shown in the analysis, the Company further agreed to assume Momentum’s commitment under a sub-lease agreement between Momentum and Brand Infrastructure and Services, Inc., including any past due rent, assessments and other charges related to the property.

Momentum Biofuels, Inc.

Summarized financial information for Momentum, assuming a 100% ownership interest, is as follows:

	December 31,
	2010	2009
Balance Sheets
Current liabilities	$2,100,000	$2,124,527
Noncurrent liabilities	-	120,000
Stockholder' deficit	(2,100,000)	(2,244,527)

		October 9, 2009
		(Acquisition Date)
		To
	2010	December 31, 2009
Statements of Operations
Plant expenses	$-	$26,891
General and administrative expenses	195,831	541,845
Loss from operations	(195,831)	(568,736)
Net loss attributable to shareholders	(193,831)	(590,268)
Equity in losses of Momentum	(188,671)	(30,000)

5.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2010	2009

Plant	$998,000	$998,000
Machinery and equipment	12,000	12,000
Vehicles	25,000	-
Furniture and fixtures	22,464	2,972

	1,057,464	1,012,972
Less accumulated depreciation	(142,389)	(33,838)

Property, plant and equipment, net	$918,047	$979,134

Total depreciation expense for the years ended December 31, 2010 and 2009 was $108,550 and $33,838, respectively.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

NOTES PAYABLE AND LONG-TERM DEBT, INCLUDING RELATED PARTY NOTES PAYABLE

Notes payable and long-term debt consists of the following:

	December 31,
	2010	2009
Mortgage note payable to an individual, bearing interest of 18% per year, payable on October 18, 2008, collateralized by Deed of
Trust and Security Agreement on real property owned a
company owned by a stockholder of the Company and by
officers, directors and stockholders of the Company, consisting in an undivided 88.89 percent interest in a tract of land
containing 553.735 acres in Montgomery County, Texas.	$2,959,354	$2,450,000

Mortgage note payable to a company, bearing interest of 18% per year, payable on October 18, 2008, collateralized by Deed of
Trust and Security Agreement on real property owned by an
unrelated individual and by officers, directors and stockholders of the Company, consisting of 6.066 acres in Montgomery
County, Texas.	635,000	35,000

Mortgage note payable to a company, bearing interest of 15% per year, payable on April 1, 2010, collateralized by Deed of Trust and Security Agreement on real property owned by officers,
directors and stockholders of the Company, consisting of
21.676 acres in Montgomery County, Texas.	123,600	123,600

Mortgage note payable to a company, bearing interest of 18% per year, payable on April 17, 2008, collateralized by Deed of Trust and Security Agreement on real property owned by officers,
directors and stockholders of the Company, consisting of Lot
13 of Carriage Hills subdivision in Montgomery County, Texas.	60,000	60,000

Note payable to an individual for consulting services, bearing interest of 8% per year, payable on December 1, 2009,
collateralized by personal guaranty of officers, directors and
stockholders of the Company.	250,000	250,000

Note payable to a company, bearing interest of 8% per year,
payable January 9, 2010, collateralized by personal guaranty of
officers, directors and stockholders of the Company.	138,750	185,000

Notes payable to an individual, bearing interest of 10% per year,
payable on May 1, 2013, unsecured.	95,000	95,000

Note payable to an individual, bearing interest of 10% per year, payable on demand, collateralized by Security Agreement
covering certain equipment which the Company acquired from
Momentum.	60,000	60,000

Note payable to an individual, bearing interest of 10% per year, payable on April 8, 2014, collateralized by Security Agreement
covering 250,000 shares of stock of Momentum.	25,000	20,000

Total notes payable and long-term debt	4,346,704	3,883,600
Less current portion	(4,346,704)	(3,763,600)
Long term debt	$-	$120,000

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    NOTES PAYABLE AND LONG-TERM DEBT, INCLUDING RELATED PARTY NOTES PAYABLE, continued

Notes payable to related parties consist of the following:

	December 31,
	2010	2008

Notes payable to two individual stockholders, non-interest bearing,
payable on demand, unsecured.	$-	$6,144

Notes payable to fourteen stockholders of Momentum assembled by an investment banking company, bearing interest of 10% per year, payable on December 31, 2010, collateralized by a Security
Agreement covering all property, plant and equipment, and other
assets which the Company acquired from Momentum	600,000	600,000

Note payable to a company controlled by an officer of the Company for financial and management consulting services, bearing
interest of 8% per year, payable on January 1, 2010, unsecured.	500,000	500,000

Notes payable to related parties	$1,100,000	$1,106,144

The Company was in default on $5,446,704 and $3,395,000 of the total notes payable balance as a result of being past due on payments as of December 31, 2010 and 2009, respectively.

Following is analysis of the contractual future annual maturities of notes payable and long-term debt, including related party notes payable, at December 31, 2010:

Year ending December 31,	Amount

2011	$5,326,704
2012	-
2013	95,000
2014	25,000
$5,446,704

7.

 SHAREHOLDERS’ EQUITY

All share amounts and characteristics presented in these consolidated financial statements have been adjusted on a retroactive basis to reflect the recapitalization transaction with Tombstone as described in Note 1.  The primary effects of this transaction were as follows:

•

The common share exchange ratio for Tombstone shares had the impact of a 1 for 1.814622 reverse split of the Company's existing common stock.

•

The Company's existing preferred stock was exchanged for Tombstone common stock on a one for one basis and accordingly, the consolidated statements of shareholders' equity does not present preferred stock until new preferred shares were issued  by Tombstone at the October 29, 2010 recapitalization date.

•

Tombstone shares, both common and preferred are no par value shares and, accordingly, amounts previously presented in additional paid-in capital are included in the share value in the consolidated statement of shareholders' equity.

•

Options and warrants of both Tombstone and the Company that were outstanding at the date of the recapitalization remain outstanding without adjustment after the recapitalization.

•

Tombstone shares outstanding at the date of the recapitalization are considered to be outstanding in all periods presented.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

SHAREHOLDERS’ EQUITY, continued

Common Stock

Presented below is an analysis of common stock activity during the years ended December 31, 2010 and 2009:

		Shares Issued	Per Share Value	Total Value
2008 Share Issuances
Acquisition of mining lease, with shares
valued based on estimated predecessor
Cost	(1)	50,146,427	$0.00	$91,000
Interest to debt-holders	(2)	2,729,845	0.25	682,056

2009 Share Issuances
Issuance of common stock in settlement of
debt	(2)	27,554	0.25	6,885
Issuance of common stock in settlement of
accrued interest	(2)	27,554	0.25	6,885
Sale of common stock and warrants in units
in a private placement	(3)	2,506,000	1.00	2,506,000
Issuance of common stock with warrants in
units in settlement of debt	(4)	2,052,000	1.00	2,052,000
Issuance of common stock with warrants in
units to extend and consolidate debt	(4)	950,000	1.00	950,000
Issuance of common stock with warrants in
units for debt amendment	(4)	200,000	1.00	200,000
Issuance of common stock for services	(2)	21,412.741	0.25	5,350,195

2010 Share Issuances
Issuance of common stock in settlement of
debt	(5)	370,358	0.45 - 0.91	193,000
Sale of common stock in a private placement	(6)	3,819,537	0.25 - 1.00	1,699,000
Sale of common stock and warrants in units
in a private placement	(3)	1,728,000	1.00	1,728,000
Issuance of common stock for an investment	(2)	220,451	0.25	55,080
Issuance of common stock for services	(7)	2,981,145	0.25 - 1.30	1,126,521
Issuance of common stock upon exercise of
options	(6)	73,333	0.10 - 0.20	9,000

(1)

These shares were issued to the three property owners of the sand and gravel mining land that forms the basis of the Company's Mining Agreement (see Note 1). The value of the shares issued to the property owners was recorded at $91,000, which approximates the owners historic cost in the property under lease.

(2)

The value assigned to these shares was based on a valuation of the Company at June 30, 2010, adjusted for changes during period from the valuation date through December 31, 2010 and after consideration of the value of preferred shares and warrants sold for cash as described in (3) below.  The actual number of shares and value of these shares have been adjusted on a retroactive basis for the share exchange that occurred in connection with the October 29, 2010 recapitalization transaction with Tombstone (see Note 1).

(3)

These shares were recorded based on actual cash proceed received. These units were, at the time of the sales, preferred shares with detachable warrants for a similar number of common shares that were exercisable for a period of 2 to 4 years at a price of $1.00 per share.   Preferred shares were exchanged for common shares on a one for one basis in the recapitalization transaction with Tombstone that closed on October 29, 2010 (see Note 1). The warrants for common shares remained exercisable for the same number of pre-recapitalization shares subsequent to the recapitalization transaction.

(4)

These shares were valued based on the cash proceeds received in cash sales of  similar units as described in (3) above.

(5)

These shares were valued based on the cash proceeds received in cash sales of common stock near the time of the debt conversions.

(6)

These shares were recorded based on actual cash proceeds received.

(7)

These shares were value in two ways as follows: (i) based on the cash proceeds received in cash sales of common stock near the time of the service awards, and (ii) based on a valuation of the Company at June 30, 2010, adjusted for changes during the period from the valuation date through December 31, 2010 and after consideration of the value of preferred shares and warrants sold for cash as described in (3) below.  The actual number of shares and value of these shares have been adjusted on a retroactive basis for the share exchange that occurred in connection with the October 29, 2010 recapitalization transaction with Tombstone (see Note 1).

On January 31, 2011, the shareholders of the Company approved an increase in the authorized shares from 100,000,000 to 500,000,000.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

SHAREHOLDERS’ EQUITY, continued

Preferred Stock

At the date of the recapitalization, Tombstone issued two classes of preferred stock in exchange for a portion of the Company's common stock as follows:

•

123,463  shares of Class  A  convertible  preferred stock (having  a conversion ratio of one preferred share to 208 common shares) were exchanged on a pro-rata basis for 25,680,304 shares of the Company's common stock to all holders of the Company's common stock.  The Class A has a deemed purchase price of $10.00 per share, ranks senior to common stock and all other classes of preferred stock, bears no dividends, has voting rights of two hundred eight (208) votes for each one (1) Class A share  and has a liquidation preference of $10,000 per share.  The holders of Class A have the right to convert each share of Class A into 208 shares of common stock if the common stock trades at an average price of at least $3.00 per share for 10 consecutive trading days or after a period of one year, whichever occurs first.

•

125,000  shares of Class  B  convertible  preferred  stock (having  a conversion ratio of one preferred share to 248 common shares and a quarterly dividend of $0.56 per share) were exchanged for 31,000,000 shares of the Company's common stock held by certain “Controlling Stockholders” (Jewel Hunt, Lisa Hunt and George Sharp, through his company, Crown Financial) of the Company's common stock. The Class B includes a deemed purchase price of $10 per share, ranks senior to common stock and all other classes of preferred stock except Class A, bears a dividend of $0.56 per share on a quarterly basis commencing on January 1, 2011, has voting rights of two hundred forty eight (248) votes for each one (1) share of Class B shares and has a liquidation preference of $10,000 per share.  The holders of Class B have the right to convert each share of Class B into 248 shares of common stock if  the common stock trades at an average price of $7.00 per share for 10 consecutive trading days or after a period of two years, whichever occurs first.

Warrants

A summary of warrant activity for the years ended December 31, 2010 and 2009 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-The-Money)

Outstanding at December 31, 2008	2,390,000	$3.77	1.2	$1,614,000

Issued in private placements	2,506,000	1.00	2.0	5,012,000
Issued in debt settlement	2,052,000	1.00	4.0	4,104,000
Issued as note premium	950,000	1.00	4.0	1,900,000
Expired	(1,730,000)	5.00	-	-

Outstanding at December 31, 2009	6,168,000	0.95	2.9	12,630,000

Issued in private placements	5,762,000	0.89	2.0	12,750,500
Expired	(660,000)	0.55	-	(1,614,000)

Outstanding at December 31, 2010	11,270,000	$0.94	1.9	$23,766,500

Exercisable at December 31, 2010	11,270,000	$0.94	1.9	$23,766,500

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

SHAREHOLDERS’ EQUITY, continued

Warrants, continued

The following summarizes outstanding warrants and their respective exercise prices at December 31, 2010:

	Shares Underlying Warrants			Remaining
		Exercise Price	Date of Expiration	Contractual	Intrinsic Value
Description				Term (in years)

Warrants	30,000	$1.00	July 2011	0.5	$60,000
Warrants	10,000	1.00	August 2011	0.3	20,000
Warrants	2,466,000	1.00	December 2011	1.0	4,932,000
Cashless Warrants	150,000	0.55	December 2011	1.0	367,500
Warrants	50,000	1.00	January 2012	1.0	100,000
Warrants	555,000	1.00	February 2012	1.2	1,110,000
Warrants	8,000	1.00	April 2012	1.3	16,000
Warrants	1,060,000	1.00	May 2012	1.4	2,120,000
Warrants	600,000	1.00	July 2012	1.6	1,200,000
Warrants	5,000	1.00	August 2012	1.7	10,000
Warrants	300,000	0.55	August 2012	1.7	735,000
Warrants	60,000	0.60	August 2012	1.7	144,000
Cashless Warrants	840,000	1.00	September 2012	1.7	1,680,000
Warrants	2,000,000	0.50	December 2012	2.0	5,000,000
Warrants	134,000	1.00	December 2012	2.0	268,000
Warrants	2,052,000	1.00	November 2013	2.9	4,104,000
Warrants	950,000	1.00	December 2013	3.0	1,900,000
	11,270,000				$23,766,500

Stock Options

A summary of option activity for the years ended December 31, 2010  and 2009 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Options	Price	Term (in years)	(In-The-Money)

Outstanding at December 31, 2008	900,000	$0.65 - 1.50	3.33	$1,935,832

Granted	129,999	0.10 - 0.20	3.00	370,330

Outstanding at December 31, 2009	1,029,999	0.95	2.33	2,306,162

Exercised	(73,333)	0.10 - 0.20	-	(159,331)

Outstanding at December 31, 2010	956,666	$0.76	1.33	$2,146,831

Exercisable at December 31, 2010	956,666	$0.76	1.33	$2,146,831

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

SHAREHOLDERS’ EQUITY, continued

Stock Options, continued

The following summarizes outstanding options and their respective exercise prices at December 31, 2010:

	Shares			Remaining	Aggregate
	Underlying	Exercise	Date of	Contractual	Intrinsic
Description	Warrants	Price	Expiration	Term (in years)	Value

Options	6,666	$0.10	August 2012	1.33	$19,331
Options	50,000	0.20	August 2012	1.33	140,000
Options	150,000	0.55	August 2012	1.33	367,500
Options	375,000	0.65	August 2012	1.33	881.250
Options	155,000	0.75	August 2012	1.33	348,750
Options	70,000	1.00	August 2012	1.33	140,000
Options	100,000	1.25	August 2012	1.33	175,000
Options	50,000	1.50	August 2012	1.33	75,000
	956,666				$2,146,831

8.

INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2010 and 2009 due to the Company’s loss position. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a valuation allowance against all deferred tax assets at December 31, 2010 and 2009.

The income tax effect of temporary differences comprising deferred tax assets and liabilities are summarized as follows:

	December 31,
	2010	2009

Net operating loss carryforward	$2,221,900	$1,066,614
Charitable contribution carryover	3,220	-
Book versus tax basis of property, plant and equipment	(10,682)	(2,216)
Prepaid royalty expense	(207,055)	(93,254)

	2,007,383	971,144
Valuation allowance	(2,007,383)	(971,144)

Net deferred tax assets	$-	$-

The Company has available net operating loss carryforwards of approximately $6,535,000 for tax purposes to offset future taxable income which expire in 2028 to 2030. The tax years 2008 to 2010 remain open to examination by federal authorities and other jurisdictions in which the company operates and is subject to taxation.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

INCOME TAXES, continued

A reconciliation between the statutory federal income tax rate of 34% and the effective rate of income tax expense is as follows:

	For the Year Ended December 31,
	2010	2009

Tax benefit at federal statutory rate	$1,771,799	$3,707,195
Non-deductable stock based compensation	(380,091)	(1,819,077)
Non-deductable business meals and entertainment	(8,473)	(6,073)
Non-deductable interest expense	-	(72,682)
Non-deductible (gain) loss on investment and debt conversion	32,375	(697,680)
Non-deductible transaction costs	(169,289)	-
Miscellaneous non deductible items	-	(188,888)
Non-deductible loss on equity investment	-	2,216
Change in valuation allowance	(1,036,239)	(925,011)

Provision for income taxes	$-	$-

9.

OPERATING LEASES

The Company leases certain equipment, office and manufacturing facilities under operating lease arrangements. At December 31, 2010, future annual minimum lease payments due under non-cancelable operating leases were as follows:

Year ending December 31,	Amount

2011	$412,307
2012	161,211
$573,518

The total rent expense under operating lease arrangements was $227,204 and $271,675 for the years ended December 31, 2010 and 2009, respectively.

10.

RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company engaged in certain related party transactions. These transactions were approved by the Company's board of directors and management and are described below:

Jewel Hunt is the Chairman of the Board of Directors of the Company and his wife is a member of the board and the Company's secretary (collectively, the “Hunts”).  The Hunts are also the founders and primary shareholders of the Company and the primary owners of 350 acres of land in northwest Houston containing sand and gravel reserves to which the Company has obtained surface mining rights.

On December 1, 2008, the Company approved the acquisition of the surface mining rights discussed in the previous paragraph in exchange for the issuance of 50,146,427 shares of common stock to the Hunts and the assumption of debts totaling $3,605,177. The surface mining rights were valued based on the historical cost of the underlying property to the Hunts less the debt assumed by the Company.  The value was estimated to be approximately $91,000 as the property has been in the Hunt family for over a century.

The surface mining rights agreement provides for the payment of a royalty to the Hunts equal to 10 percent of the sales price of all products mined, processed, removed or manufactured and sold from the property. On December 1, 2008, the Company's board of directors approved the prepayment of royalties to the Hunts, not to exceed $450,000 per year. The Company made advanced or prepaid royalty payments to the Hunts of $348,740 and $274,246 during the years ended December 31, 2010 and 2009, respectively. Advances or prepaid royalty payments are included in prepaid royalties to related parties in the accompanying consolidated balance sheet.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

RELATED PARTY TRANSACTIONS, continued

The Hunts maintain an office in their home that is used for Company business. This office houses certain computer equipment used by the Company and is located near the property subject to surface mining rights. On December 1, 2008, the Company approved monthly rent and utility payments to the Hunts of $9,000 per month for this space. Rent and utilities expense recognized by the Company related to this home office was $108,000 during each of the years ended December 31, 2010 and 2009.

In December 2008, $250,000 received from the issuance of debt was deposited into a checking account of Jewel Hunt, the Company's Chairman of the Board.  These funds were used for operating expenses of the Company, with the remaining balance classified as a related party receivable at December 31, 2008. The balance of the funds were used for operating expenses of the Company in 2009.

On August 21, 2009, the Company entered into an agreement with Momentum Biofuels, Inc. (“Momentum”), under which the Company agreed to acquire certain assets and assume certain liabilities, obligations and commitments of Momentum.  On October 9, 2009, the Momentum transaction was consummated and on December 31, 2009, the Company received 40,000,000 shares of Momentum common stock and became a 39% owner of Momentum.  The Momentum transaction is described in Note 4 and resulted in the following:

•

George Sharp, the Company's Chief Executive Officer and a member of the Company's Board of Directors, became the Chief Executive Officer and Chairman of the Board of Directors of Momentum.

•

Jewel Hunt, the Company's Chairman of the Board of Directors, became a member of the Board of Directors of Momentum.

•

The Company transferred 10,000,000 shares of Momentum to a company controlled by George Sharp, Crown Financial, LLC ("Crown"), for consulting services. In connection with the transfer, the Company recognized $10,000 of expense, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, based on the estimated value of the Momentum shares.

Included in the payment of selling, general and administrative expenses in the accompanying consolidated statements of operations were amounts paid to the Hunts, George Sharp and Crown for compensation as follows:

	December 31,
	2010	2009

George Sharp for cash compensation	$216,000	$119,000
George Sharp for stock compensation	137,700	1,459,620
The Hunts for rent, utilities and other	108,000	108,306
Crown for compensation	240,000	36,000
Crown for compensation in the form of Momentum stock	-	10,000
	$677,200	$1,732,926

On October 5, 2009, the Company entered into a service agreement that included a note payable to Crown whereby the Company will pay Crown a total of $500,000 plus interest at the rate of 8% until paid in full for past executive and advisory services, including equity and debt funding (See Note 6).  The Company further agreed to compensate Crown for services during the period  October 1, 2009 through December 31, 2012 as follows:

Amount

October through December 2009	$36,000
Year ending December 31, 2010	240,000
Year ending December 31, 2011	360,000
Year ending December 31, 2012	600,000

Total due under the agreement	$1,236,000

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

RELATED PARTY TRANSACTIONS, continued

The service agreement with Crown is non cancelable and is fully collateralized by Hunt assets. All payments due under this agreement  are due semi-monthly. If payments are not paid within ten days of the date due or if the Company elects to terminate the agreement for any reason, all payments due under the contract will be accelerated and immediately payable in full. Further, the Company waived all notice in the event of foreclosure notices on assets. At December 31, 2010 and 2009, the amount due to Crown for services provided during the period from October 2009 to December 2010 was $276,000 and $36,000, respectively, which is included in accrued liability to a related party in the accompanying consolidated balance sheets.

In addition to services provided through Crown, in 2009, George Sharp was awarded 5,841,181 shares of the Company's common stock for services performed. These shares were valued at approximately $0.25 per share as described in Note 7. Included in selling, general and administrative expenses for the year ended December 31, 2009 was expense of $1,459,620 related to this share issuance. In 2010, Mr. Sharp was awarded 551,186 shares of Company’s the common stock for services performed. These shares were valued at approximately $0.25 per share as described in Note 7. Included in selling, general and administrative expenses for the year ended December 31, 2010 was expense of $137,770 related to this share issuance.

George Sharp is the owner and primary officer of a start-up company, US Med Alerts. During 2010 and 2009, the Company loaned US Med Alerts $206,000 and $0, respectively, which was principally used to pay his step-daughter for consulting services provided to the Company. These loans were recognized as compensation expense in 2010. Mr. Sharp is also a shareholder and the primary officer in Momentum.  During 2010 and 2009, the company advanced $188,671 and $3,000 to Momentum, was for payment of advanced royalties.  These funds were used to fund Momentum’s operations as it has no revenues.  During 2010, the Company deemed these advances uncollectible and wrote them off as a loss on its equity investment.

11.

NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the Year Ended December 31,
	2010	2009

Preferred stock dividend accrued	$46,666	$-
Common stock issued for satisfaction of debt	193,000	2,052,000
Debt assumed for mining rights	-	3,605,177
Investment acquired for common stock	50,000	-
Accrued interest transferred to note balance	509,354	-

12.

SUBSEQUENT EVENTS

Carbon Green N.A., Inc. (CGNA) Acquisition

On March 2, 2011, the first closing, the Company entered into an acquisition agreement (the "Acquisition Agreement") to acquire approximately 85% of the common stock of CGNA and 95% of the preferred stock of CGNA in exchange for the issuance to ten selling shareholders of CGNA 30,249,256 shares of the Company's common stock, 123,675 shares of the Company's Class A Preferred Stock, 123,675 shares of the Company's Class B Preferred stock, 24,000 warrants to acquire shares of the Company's Class A Preferred Stock at an exercise price of $208 a share expiring on March 2, 2016, and 38,285 warrants to purchase share of the Company's Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016.  Under the Acquisition Agreement, CGNA will become a  majority-owned subsidiary of the Company.  At the second closing, expected to occur on or before April 8, 2011, a physical exchange of securities will occur.

Under the Acquisition Agreement the Company also agreed to issue to the remaining eligible shareholders of CGNA offers to acquire their CGNA stock on the same basis as above and to cause CGNA to enter into a merger during the next 90 days with a new, yet to be incorporated, wholly-owned subsidiary of the company, with CGNA to be the surviving corporation.  The purpose of the additional offers and merger of those two subsidiaries is to allow the Company to acquire the remaining equity interests in CGNA, resulting in CGNA becoming the Company's wholly-owned subsidiary.  In connection with the merger, we anticipate issuing to the remaining CGNA common and preferred shareholders approximately 5,338,104 shares of the Company's common stock 5,153 shares of the Company's Class A preferred stock, 5,153 shares of the Company's Class B preferred stock, and 2,015 warrants to purchase shares of the Company's Class B preferred stock at an exercise price of $248 a share expiring on March 2, 2016.  All of these security issuable under the Acquisition Agreement are unregistered.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

SUBSEQUENT EVENTS

Carbon Green N.A., Inc. (CGNA) Acquisition, continued

The Acquisition Agreement also includes provisions For the Company to issue certain directors, employees, advisers, vendors and consultants of CGNA up to 10,000,000 options (9,245,000 of which have been designated) to purchase shares of the Company's common stock at an exercise price of $1.00 per share, expiring on March 2, 2014.  These options will not begin vesting until September 1, 2011 and will then vest in equal portions over eight quarters.

The CGNA assets that we acquired under the Acquisition Agreement include an operating tire recycling plant, license agreements and 189 worldwide patents for a method of recycling 100% of scrap tires with a near zero carbon footprint (the “Carbon Green System”).  The Carbon Green System was created during a five year timeframe that was devoted to developing, testing, patenting and building a fully operational system that breaks down, separates and recycles 100% of scrap tires into reusable materials. The operating plant, located in the nation of Cyprus,  is currently the world’s largest commercially operating “pyrolysis” plant.  Under the Acquisition Agreement the Company will also assume existing license agreements that call for the Company to receive $2 million dollars per year for five years beginning 2011 from licensees (who would otherwise forfeit licenses), and additional royalties projected to be $60 million by year end 2011, if sales and construction goals are met by licensees.  It is The Company's intention to build ten tire recycling plants in North America during the next five years to address the growing environmental problems caused by hundreds of millions of waste tires annually .

Pursuant to the SPA, we will be responsible for the payment of CGNA’s and its predecessor’s existing liabilities and ongoing costs.  These amounts have not been quantified at this time.  The acquisition of Carbon Green under the Merger Agreement was intended to qualify as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis.

The accompanying proforma condensed consolidated financial statements are unaudited and illustrate the effect of Hunt’s acquisition (“Pro Forma”) of Carbon Green. The proforma condensed consolidated balance sheet as of December 31, 2009 and 2010 is based on the historical balance sheets of Hunt and Carbon Green as of those dates and assumes the acquisition took place on each of those respective dates. The pro forma condensed consolidated statements of operations for the year ended December 31, 2009 and 2010 are based on the historical statements of operations of Hunt and Carbon Green for those periods. The proforma condensed consolidated statements of operations assume the acquisition took place on January 1, 2009 and January 1, 2010, respectively.

The proforma condensed consolidated financial statements may not be indicative of the actual results of the acquisition. In particular, the pro forma condensed consolidated financial statements are based on management’s current estimate of the allocation of the purchase price, the actual allocation of which may differ.  The accompanying proforma condensed consolidated financial statements should be read in connection with the historical financial statements of Hunt and Carbon Green, including the related notes, and other financial information included in filing.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

SUBSEQUENT EVENTS

Carbon Green N.A., Inc. (CGNA) Acquisition, continued

HUNT GLOBAL RESOURCES, INC.
PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2010
									Pro Forma Consolidated
			Pro Forma Adjustments
	Carbon Green	Hunt	Debit			Credit
ASSETS
Current assets
Cash and short term investments	$160,436	$1,069,473	$			$			$1,229,909
Marketable securities	181,459	-							181,459
Related party receivables	1,306,069	29,413							1,335,482
Accounts receivable	161,953	-							161,953
Inventory	99,318	-							99,318
Prepaid royalties to related parties	-	622,986							622,986
Prepaid rent and other	119,373	59,074							178,447

Total current assets	2,028,608	1,780,946							3,809,554

Property and equipment, net	10,986,550	918,047							11,904,597
Surface mining rights	-	3,696,177							3,696,177
Intangible assets, net	6,717,034	-		124,269,938	[2]				130,986,972
Deposits and other assets	-	25,000							25,000

Total assets	$19,732,192	$6,420,170		$124,269,938			$-		$150,422,300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,928,316	$757,879	$			$			$3,686,195
Accrued expenses/other liabilities	-	646,319					288,575	[3]	934,894
Payables to related parties	1,429,536	1,100,000							2,529,536
Current portion of long term debt	544,277	4,346,704							4,890,981

Total current liabilities	4,902,129	6,850,902					288,575		12,041,606

Stockholders' equity (deficit)
Class A preferred stock	-	2,414,139					7,673,167	[1]
							36,895,003	[2]	46,982,309
Class B preferred stock	-	310,642		288,575	[3]		9,148,775	[1]
							43,990,195	[2]	53,161,037
Common stock	72,982	13,884,175					8,949,873	[1]
							43,384,740	[2]	66,291,770
Additional paid in capital	54,256,666	-		54,256,666	[1]
Accumulated deficit	(39,680,843)	(17,039,688)					27,896,200	[1]	(28,824,331)
Accumulated other comprehensive income	181,258						588,651	[1]	769,909

Total stockholders' equity (deficit)	14,830,063	(430,732)		54,545,241			178,526,604		138,380,694

Total liabilities and
stockholders' equity	$19,732,192	$6,420,170		$54,545,241			$178,815,179		$150,422,300

See pro forma adjustments for  explanation  of [1] to [3].

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

SUBSEQUENT EVENTS

Carbon Green N.A., Inc. (CGNA) Acquisition, continued

HUNT GLOBAL RESOURCES, INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2010

			Pro Forma Adjustments			Pro Forma
	Carbon Green	Hunt	Debit		Credit	Consolidated

Sales	$251,223	$-	$-		$-	$251,223
Cost of sales	671,325	-	-		-	671,325

Gross profit	(420,102)	-	-		-	(420,102)
			-
General and administrative expenses	10,057,759	4,269,663	-		-	14,327,422
Depreciation and amortization	887,794	108,550	-		-	996,344

Loss from continuing operations	(11,365,655)	(4,378,213)	-		-	(15,743,868)

Other income and (expense):
Interest expense	(23,634)	(758,396)	-		-	(782,030)
Interest income	3,134	13,555	-		-	16,689
Loss on debt conversion	125,257	-	-		-	125,257
Loss on investments	(523,745)	(193,751)	-		-	(717,496)

Net loss	(11,784,643)	(5,316,805)	-		-	(17,101,448)

Preferred stock dividends	-	(46,666)	288,575	[3]	-	(335,241)

Net loss attributable to common	$(11,784,643)	$(5,363,471)	$288,575		$-	$(17,436,689)

Loss per common share		$(0.07)	-		-	$(0.16)

Weighted average number of common shares outstanding		76,507,008	76,507,008	[4]	-	106,756,264

See pro forma adjustments for  explanation  of [3] and [4].

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

SUBSEQUENT EVENTS

Carbon Green N.A., Inc. (CGNA) Acquisition, continued

HUNT GLOBAL RESOURCES, INC AND SUBSIDIARIES
PRO FORMA ADJUSTMENTS
AS OF AND FOR THE YEAR ENDED DECENBER 31,2010

	Debit	Credit

Pro Forma Adjustment 1

Additional paid in capital	$54,256,666	$-
Class A Preferred Stock	-	7,673,167
Class B Preferred Stock	-	9,148,775
Common stock	-	8,949,873
Accumulated deficit	-	27,896,200
Accumulated other comprehensive income	-	588,651

	$54,256,666	$54,256,666

To eliminate the capital accounts of Carbon Green at December 31, 2009, the beginning of the reporting period

Pro Forma Adjustment 2

Intangible assets, net	$124,269,938	$-
Class A Preferred Stock	-	36,895,003
Class B Preferred Stock	-	43,990,195
Common stock	-	43,384,740

	$124,269,938	$124,269,938

To record the effects of the acquisition of Carbon Green as if occurred at December 31, 2009, the beginning of the reporting period .

Pro Forma Adjustment 3

Class B Preferred Stock	$288,575	$-
Accrued expenses/other liabilities	-	288,575

	$288,575	$288,575

To record the preferred stock dividends on the Class B preferred stock issued to Carbon Green as if the shares outstanding throughout 2010.

Pro Forma Adjustment 4

To record the effect of common shares issued in connection with the Carbon Green acquisition as if they occurred at December 31, 2009, the beginning of the reporting period. Preferred shares that are convertible to common stock and warrants have not been considered because their effect is anti-dilutive

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

SUBSEQUENT EVENTS

Carbon Green N.A., Inc. (CGNA) Acquisition, continued

HUNT GLOBAL RESOURCES, INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2009

			Pro Forma Adjustments			Pro Forma
	Carbon Green	Hunt	Debit		Credit	Consolidated

Sales	$-	$-	$-		$-	$-
Cost of sales	-	-	-		-	-

Gross profit	-	-	-		-	-

Selling, general and administrative	5,138,993	7,799,388	-		-	12,938,381
Depreciation and amortization	22,196	33,838	-		-	56,034

Loss from operations	(5,161,189)	(7,833,226)	-		-	(12,994,415)

Other income and (expense):
Interest and other income	256,365	655	-		-	257,020
Interest expense	(2,502,207)	(945,447)	-		-	3,447,654
Gain (loss) on debt conversion	786,614	(927,981)	-		-	(141,367)
Gain (loss) on investments/assets	4,586	(1,197,515)	-		-	(1,192,929)

Loss from continuing operations	(6,615,831)	(10,903,514)	-		-	(17,519,345)

Loss from discontinued operations	(1,393,184)	-	-		-	(1,393,184)

Net loss	(8,009,015)	(10,903,514)	-		-	(18,912,529)

Preferred stock dividends	-	(105,631)	288,575	[1]	-	(394,206)

Net loss attributable to common	$(8,009,015)	$(11,009,145)	$288,575		$-	$(19,306,735)

Loss per common share		$(0.15)				$(0.19)

Weighted average number of common
shares outstanding		71,510,060	30,249,256	[2]		101,759,316

See pro forma adjustments for explanation of [1] and [2].

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

SUBSEQUENT EVENTS

Carbon Green N.A., Inc. (CGNA) Acquisition, continued

HUNT GLOBAL RESOURCES, INC AND SUBSIDIARIES
PRO FORMA ADJUSTMENTS
FOR THE YEAR ENDED DECENBER 31, 2009

	Debit	Credit

Pro Forma Adjustment 1

Class B Preferred Stock	$288,575	$-
Accrued expenses/other liabilities	-	288,575

	$288,575	$288,575

To record the preferred stock dividends on the Class B preferred stock issued to Carbon Green as if the shares outstanding throughout 2010.

Pro Forma Adjustment 2

To record the effect of common shares issued in connection with the Carbon Green acquisition as if they occurred at December 31, 2009, the beginning of the reporting period. Preferred shares that are convertible to common stock and warrants have not been considered because their effect is anti-dilutive