Form 10-Q
period 2011-03-31
HUNT GLOBAL RESOURCES, INC.
filed 2011-05-24
CIK 1377318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 000-53515

HUNT GLOBAL RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Colorado	51-0541963
State or Incorporation	(IRS Employer ID

10001Woodloch Forest Drive, Suite 325, The Woodlands, TX 77380

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 281-825-5000

(Former names, former address, and former fiscal year  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 15, 2011, there were 70,769,582 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011and December 31, 2010	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from inception, December 1, 2008, to March 31, 2011	4
Unaudited Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2011	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from inception, December 1, 2008, to March 31, 2011	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1.A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Removed and Reserved	15
Item 5. Other Information	15
Item 6. Exhibits	15
SIGNATURES	16

PART I

ITEM 1. FINANCIAL STATEMENTS:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$374,588	$1,069,473
Marketable securities	142,842	-
Accounts receivable	227,029	-
Short-term loan receivable	87,000	-
Related party receivables	60,475	29,413
Inventory	247,565	-
Prepaid royalties to related parties	628,986	622,986
Prepaid expenses and other	492,816	59,074

Total current assets	2,261,301	1,780,946

Property, plant and equipment, net of accumulated depreciation	11,971,247	918,047
Surface mining rights and royalty agreement	3,696,177	3,696,177
Intangible assets, net	137,940,833	-
Other assets	15,000	25,000

Total assets	$155,884,558	$6,420,170

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable, including amounts due to related parties	$1,842,059	$757,879
Accrued dividend payable	139,752	46,666
Accrued interest payable	183,649	323,653
Accrued liability to related party	366,000	276,000
Other current liabilities	1,111,691	-
Amount due to shareholder	6,744,620	-
Notes payable	5,068,854	4,346,704
Notes payable to related parties	610,000	1,100,000

Total current liabilities	16,066,625	6,850,902

Shareholders' equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized
Class A convertible - 250,000 shares authorized, 247,138
and 123,463 shares issued and outstanding at March 31,
2011 and December 31, 2010, respectively	44,504,707	2,414,139
Class B convertible - 250,000 shares authorized, 248,675
and 125,000 shares issued and outstanding at March 31,
2011 and December 31, 2010, respectively	50,402,464	310,642
Common stock, no par value, 500,000,000 shares authorized,
70,567,916 and 37,442,453 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	70,055,834	13,884,175
Additional paid-in capital	1,923,558	-
Shareholder receivable	(8,782,141)	-
Accumulated other comprehensive income (loss)	222,089	-
Loss accumulated during the development stage	(27,290,719)	(17,039,688)

Total Hunt Global Resources, Inc. shareholders' equity (deficit)	131,035,792	(430,732)

Non-controlling interest	8,782,141	-

Total shareholders' equity (deficit)	139,817,933	(430,732)

Total liabilities and shareholders' equity (deficit)	$155,884,558	$6,420,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Inception to
	For the Three Months Ended March 31,		March 31,
	2011	2010	2011

Sales	$26,685	$-	$26,685
Cost of sales	13,671	-	13,671

Gross profit	13,014	-	13,014

Operating expenses
Selling, general and administrative	2,036,075	856,945	14,179,006
Depreciation and amortization	1,247,345	26,260	1,389,733

Total operating expenses	3,283,420	883,205	15,568,739

Loss from operations	(3,270,406)	(883,205)	(15,555,725)

Other income and (expenses):
Interest income	-	5,012	14,210
Interest expense	(200,540)	(181,260)	(2,649,872)
Loss on debt conversion	(2,976,305)	-	(3,904,286)
Loss from settlement	(2,827,535)	-	(2,827,535)
Equity in loss of Momentum	(27,500)	-	(246,171)
Loss on investment	-	-	(1,172,595)

Total other income (expenses)	(7,031,880)	(176,248)	(11,786,249)

Net loss	(10,302,286)	(1,059,453)	(27,341,974)

Less net loss attributable to non-controlling interests	51,255	-	51,255

Net loss attributable to Hunt Global Resources, Inc.	(10,251,031)	(1,059,453)	(27,290,719)

Preferred stock dividends	(93,086)	-	(139,752)

Net loss attributable to common stock	$(10,344,117)	$(1,059,453)	$(27,430,471)

Net loss per common share - basic and diluted	$(0.21)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	49,553,009	85,017,995

The accompanying notes are an integral part of these condensed consolidated financial statements

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Class A Convertible Preferred Stock	Class B Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Shareholder Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated During the Development Stage	Non- Controlling Interests	Total Stockholders' Equity

Balance at December 31, 2010	$2,414,139	$310,642	$13,884,175	$-	$-	$-	$(17,039,688)	$-	$(430,732)

Common stock issued for cash	-	-	195,000	-	-	-	-	-	195,000

Common stock issued for services and prepaid services	-	-	456,050	-	-	-	-	-	456,050

Warrants issued for services	-	-	-	573,653	-	-	-	-	573,653

Common stock issued upon exercise of stock options and warrants	-	-	82,500	-	-	-	-	-	82,500

Acquisition of Carbon Green NA, Inc.	42,090,568	50,184,908	49,494,174	-	(8,782,141)	-	-	8,833,396	141,820,905

Common stock issued in debt conversion	-	-	3,116,400	-	-	-	-	-	3,116,400

Warrants issued in debt conversion	-	-	-	1,349,905	-	-	-	-	1,349,905

Common stock issued under settlement agreement	-	-	2,827,535	-	-	-	-	-	2,827,535

Preferred stock dividends	-	(93,086)	-	-	-	-	-	-	(93,086)

Comprehensive income:
Net loss	-	-	-	-	-	-	(8,327,473)	(51,255)	(10,302,286)
Foreign currency translation adjustment	-	-	-	-	-	222,089	-	-	222,089

Total comprehensive income	-	-	-	-	-	-	-	-	(10,080,197)

Balance at March 31, 2011	$44,504,702	$50,402,464	$70,055,834	$1,923,558	$(8,782,141)	$222,089	$(27,290,719)	$8,782,141	$139,817,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Inception to
	March 31,		March 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(10,302,286)	$(1,059,453)	$(27,341,974)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	1,247,345	26,260	1,389,733
Common stock issued for services	605,704	730,466	7,082,420
Loss on investment	-	-	1,172,595
Loss on debt conversion	2,976,305	-	3,904,286
Loss on settlement agreement	2,227,535	-	2,827,535
Equity in losses of Momentum	27,500	-	246,171
Common stock issued for interest expense	-	-	888,941
Investment exchanged for services	-	-	10,000
Issuance of note payable for consulting	-	-	500,000
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	(27,029)	-	(27,029)
Related party receivables	(31,062)	(41,000)	(60,475)
Prepaid expenses and other assets	176,237	(95,533)	(505,823)
Accounts payable and accrued liabilities	83,852	70,808	2,082,701

Net cash used in operating activities	(1,415,899)	(368,452)	(6,830,919)

Cash flows from investing activities
Purchases of property and equipment	-	(21,269)	(50,435)
Investment in Momentum	(27,500)	-	(216,171)
Other investments	-	-	(25,000)
Investment in Reserve Oil Technologies	-	-	(46,416)
Proceeds from the sale of Reserve Oil Technologies	-	586,265	586,265
Cash received in acquisition of Carbon Green NA, Inc.	295,824	-	295,824

Net cash provided by investing activities	268,324	564,996	544,067

Cash flows from financing activities
Proceeds from issuances of common stock	277,500	-	6,219,500
Proceeds from notes payable	200,000	2,800	681,699
Payments on notes payable	(28,986)	(46,250)	(243,935)

Net cash provided by (used in) financing activities	448,514	(43,450)	6,657,264

Effect of exchange rate changes on cash and cash equivalents	4,176	-	4,176

Increase (decrease) in cash and cash equivalents	(694,885)	153,094	374,588
Cash and cash equivalents, beginning of period	1,069,473	5,766	-

Cash and cash equivalents, end of period	$374,588	$158,860	$374,588

Supplemental disclosure of cash flow information:
Interest paid	$28,696	$170,452	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Hunt Global Resources, Inc. (“Hunt” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011,the results of operations for the three months ended March 31, 2011, and cash flows for the three months ended March 31, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2010. There have been no updates or changes to our audited financial statements for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company has established the following accounting policies related to the acquisition of Carbon Green NA, Inc. (“CGNA”):

Marketable securities

The Company values investments in securities that are freely tradable and are listed on a national securities exchange at their last sales price as of the last business day of the period. Other securities traded in the over-the counter market and listed securities for which no sale was reported on that day are valued at their last reported “bid” price if held long, and last reported “asked” price if sold short.  The Company records its derivative activities on a mark-to-market or fair value basis. Market values are determined by using quoted market values when available. Otherwise, fair values are based on industry-accepted models or confirmation with counterparties.  Investments in securities and securities sold, not yet purchased are measured at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models.

Inventory

All inventory is stated at the lower of cost and net realizable values.  Cost is determined using the weighted average method.  Net realizable value is the estimated selling price in the ordinary course of business, less the costs to completion and selling expenses.  Inventory consists of raw materials and finished goods inventory.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives. The Company’s depreciation rates on fixed assets are as follows:

Useful life (in years)
Building	25
Office equipment	10
Manufacturing equipment	5
Vehicles	5
Computer hardware	5

Gains and losses on the disposal of property, plant and equipment are determined by comparing proceeds with the carrying amount and are included in the consolidated statement of operations and comprehensive income.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Intangible assets

Intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is the fair value as at their date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets are not capitalized and expenditure is recognized in the consolidated statement of operations and comprehensive income in the year in which the expenditure is incurred. Intangible assets consist of licenses, intellectual property and surface mining rights. Intangible assets related to licenses and intellectual property were measured on initial recognition at fair value, and are being amortized over 10 years. Intangible assets related to surface mining rights were measured on initial recognition on initial recognition at fair value. Surface mining rights are amortized using a unit-of-production method based on estimated recoverable units.

Revenue recognition

The Company recognizes revenue, net of any taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.  Subject to these criteria, the Company generally recognizes revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes risk of loss based on shipping terms.

Going Concern

The Company's financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported an accumulated deficit of $19,915,560 as of March 31, 2011. The Company recognized losses of $2,875,873from its operational activities during the three months ended March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

There were no accounting standards and interpretations issued during the three months ended March 31 2011, which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 2: Reverse Merger

On October 29, 2010, we acquired Tombstone Technologies, Inc. ("Tombstone"), a Colorado corporation.   Although Tombstone was the surviving legal entity; Hunt remained the financial reporting entity and the merger was treated as a recapitalization of the Company. The transaction was considered a recapitalization because, prior to the transaction, Tombstone was a public shell company with essentially no assets or operations and, upon completion of the transaction, Hunt shareholders emerged with a controlling 94.6% interest in the merged Company.  Subsequent to the transaction, Tombstone changed its name to match the Company's name, Hunt Global Resources, Inc.

Note 3: Carbon Green N.A., Inc. (CGNA) Acquisition

On March 2, 2011, the Company entered into an acquisition agreement (the "Acquisition Agreement") to acquire approximately 85% of the common stock of CGNA and 96% of the preferred stock of CGNA in exchange for the issuance to ten selling shareholders of CGNA 30,249,256 shares of the Company's common stock, 123,675 shares of the Company's Class A Preferred Stock, 123,675 shares of the Company's Class B Preferred stock, 24,000 warrants to acquire shares of the Company's Class A Preferred Stock at an exercise price of $208 a share expiring on March 2, 2016, and 38,285 warrants to purchase share of the Company's Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016.

The Company obtained a valuation of CGNA provided by a valuation expert.  It was concluded that the intangible assets of CGNA had a value of $139.1 million.  The remainder of the purchase price was allocated to the other assets and liabilities based on book values which approximated fair values at March 2, 2011.  Using the average market price of Hunt common stock as of the March 2, 2011 acquisition date, the purchase price of the acquisition of Carbon Green would have been in excess of $300,000,000.  Hunt concluded that using the fair value of the assets and liabilities assumed, including those in the Lehrer valuation was a more accurate calculation of the value of Carbon Green versus the average market price of the Hunt common stock on the date of the acquisition due to the thin capitalization of Hunt.  Based on the March 31, 2011 unaudited balance sheet of Carbon Green (rolled back to March 2, 2011), the initial allocation of the purchase price is as follows:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

Description	Purchase Price Allocated

Assets acquired:
Current assets	$1,143,248
Property, plant and equipment	10,935,427
Intangible assets:
Licenses	48,963,200
Intellectual property	90,136,800
Liabilities assumed	(9,357,770)
Less: Non-controlling interest	(9,833,396)
Total purchase price	$132,887,509

Hunt determined that the fair value of the current assets, property, plant and equipment and current liabilities as at March 2 2011 approximates book value. The allocation of intangible assets between licenses and intellectual property was based on a preliminary analysis done by Hunt management.  Hunt has also completed an initial allocation of these values to the individual licenses and patents.  A more comprehensive analysis will be completed in 2011 and the Company will conduct annual reviews for impairment beginning December 31, 2011.  These intangible assets will be amortized over their useful lives currently estimated at 10 years.

Summarized financial information for CGNA, assuming a 100% ownership interest, is as follows:

March 31, 2011
Balance Sheet
Current assets	$1,159,386
Property, plant and equipment, net	11,081,100
Intangible assets, net	137,940,833
Current liabilities	(9,631,114)

March 2, 2011
(Acquisition Date)
To March 31, 2011
Statement of Operations
Revenues	$26,684
Cost of sales	13,671
Gross profit	13,014
General and administrative expenses General and administrative expenses	232,383
Depreciation and amortization	1,219,446
Loss from operations	(1,438,815)
Other expenses	(341,700)
Net loss	$(1,780,515)

As a result of the preliminary nature of financial information, it is possible there will be differences in the final allocation of purchase price and the amounts included in these financial statements.  Hunt will adjust these amounts when final information becomes available.

In the near future, the Company will acquire the remaining shares of CGNA common and preferred stock on the same basis as above.  The purpose of the additional acquisition of CGNA shares is to allow the Company to acquire the remaining equity interests in CGNA, resulting in CGNA becoming the Company's wholly-owned subsidiary.  We will issue to the remaining CGNA common and preferred shareholders 5,338,041 shares of the Company's common stock, and will return 17,626 shares of the Company's Class A preferred stock and 6,480 shares of the Company's Class B preferred stock.  We anticipate this closing to occur before the end of the second quarter of 2011.

The Acquisition Agreement also includes provisions for the Company to issue certain directors, employees, advisers, vendors and consultants of CGNA stock options to purchase up to 10,000,000 shares of our common stock, 9,245,000 of which have been designated at an exercise price of $1.00 per share, expiring on March 2, 2014.  These options that have been designated will not begin vesting until September 1, 2011 and will then vest in equal portions over eight quarters.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

The acquisition of Carbon Green under the Merger Agreement was intended to qualify as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis.

Note 4: Shareholders' Equity

Common Stock

In January 2011, we increased the authorized shares of common stock from 100,000,000 to 500,000,000.

Presented below is an analysis of common stock activity during the three months ended March 31, 2011:

		Shares Issued	Per Share Value	Total Value
2011 Share Issuances
Issuance of common stock with warrants in units on conversion of debt	(1)	980,000	$3.18	$3,116,400
Issuance of common stock in settlement with investors	(2)	897,630	3.15	2,827,535
Sale of common stock and warrants in units in a private placement	(3)	240,000	0.81	195,000
Issuance of common stock upon exercise of warrants	(3)	398,436	0.00 – 0.55	82,500
Issuance of common stock upon exercise of options	(4)	128,846	-	-
Issuance of common stock for services	(5)	200,000	2.12	424,000
Issuance of common stock as compensation	(6)	31,050	1.00	32,050

(1)

These shares were issued on conversion of $490,000 of principal due under a note payable to 14 shareholders of Momentum. Four shareholders with a balance due of $110,000 as of March 31, 2011 have not elected to convert.  The value of the shares issued is based on the quoted market price at the date of conversion. The Company recognized a loss on debt conversion of $2,626,400 for the three months ended March 31, 2011 related to this share issuance and additional loss related to warrants.

(2)

These shares were issued to three investors in settlement of anti-dilution provisions. The value of the shares issued is based on the quoted market price at the date of the settlement. The Company recognized a loss from the settlement of $2,827,535 for the three months ended March 31, 2011.

(3)

These shares were valued based on actual cash proceeds received.

(4)

These shares for cashless exercise of options.

(5)

These shares were issued as prepayment for services through December 31, 2011 pursuant to a contract. The value of the shares issued is based on the quoted market price at the date services commenced. The total value of the services was recognized as prepaid expenses and amortized straight-line over the period covered by the contract. As of March 31, 2011, prepaid expenses related to this contract amounted to $318,000.

(6)

These shares were issued as severance to two former employees. The value of the shares issued was based cash sales near the date of issue.

Preferred Stock

Other than the preferred shares issued in the CGNA transaction above, no shares were issued during the three months ended March 31, 2011.

Warrants

The Company recognizes expenses related to share-based payments in accordance with ASC 505, Equity-Based Payments to Non-Employees, for share-based payments to non-employees and ASC 718, Compensation – Stock Compensation, for share-based payments to employees. The Company measures the expense for warrants issued during the three months ended March 31, 2011 based on the estimated fair value of the warrant on the date issued and recognizes expense over the period the service is provided. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. The following assumptions were used to determine the fair value of the warrants issued during the three months ended March 31, 2011:

Expected stock price volatility	51.0%
Expected dividend yield	0%
Risk-free interest rate	1.7%
Expected life of warrants	3.7 years
Weighted-average fair value	$2.47

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

A summary of warrant activity for the 3 months ended March 31, 2011 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-The-Money)

Outstanding at December 31, 2010	11,270,000	$0.94	1.2	$31,553,350
Issued in debt settlement	490,000	0.50	5.0	1,274,000
Issued in private placement	100,000	1.00	2.0	210,000
Issued for services rendered	275,000	1.00	2.0	577,500
Exercised	(300,000)	0.55	-	(765,000)
Outstanding at March 31, 2011	11,835,000	$0.95	1.6	$32,849,850

Stock Options

In addition to the options issued in the CGNA transaction above, in March 2011, we issued 153,846 shares of common stock to one investor upon his cashless exercise of options.   A summary of option activity for the three months ended March 31, 2011 is as follows:

Description	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2010	956,666	$0.76	1.33	$2,146,831
Granted	9,245,000	1.00	2.50	18,490,000
Exercised	(153,846)	0.65	-	(372,654)
Outstanding at March 31, 2011	10,047,820	$0.99	2.33	$20,264,177
Exercisable at March 31, 2011	802,820	$0.78	1.00	$1,782,260

Note 5: Subsequent Event

On May 2, 2011, Hunt borrowed $650,000 from an investor using a convertible promissory note. The note matures in 60 days.  The note has an interest rate of 10%. Principal and interest are due in one lump sum at maturity. We also granted to the investor warrants to purchase 866,667 shares of common stock at an exercise price of $1.50 per share expiring in two years. From time to time the then outstanding principal balance of the note plus any unpaid accrued interest is convertible into common stock at a conversion price of $1.50 per share. On May 4, 2011, Hunt borrowed $80,000 from an investor using a convertible promissory note. The note matures in 60 days.  The note has an interest rate of 10%. Principal and interest are due in one lump sum at maturity. We also granted to the investor warrants to purchase 106,667 shares of common stock at an exercise price of $1.50 per share expiring in two years. From time to time the then outstanding principal balance of the note plus any unpaid accrued interest is convertible into common stock at a conversion price of $1.50 per share. These Notes are collateralized by all of the assets of Hunt Global Resources Inc.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

On March 2, 2011, the Company entered into an acquisition agreement to acquire CGNA. The CGNA assets that we acquired under the Acquisition Agreement include an operating tire recycling plant, license agreements and 189 worldwide patents for a method of recycling 100% of scrap tires with a near zero carbon footprint (the “Carbon Green System”).  The Carbon Green System was created during a five year timeframe that was devoted to developing, testing, patenting and building a fully operational system that breaks down, separates and recycles 100% of scrap tires into reusable materials. The operating plant, located in the nation of Cyprus, is currently the world’s largest commercially operating “pyrolysis” plant.  Under the Acquisition Agreement the Company will also assume existing license agreements that call for the Company to receive $2 million dollars per year for five years beginning 2011 from licensees (who would otherwise forfeit licenses), and additional royalties projected to be $60 million by year end 2011, if sales and construction goals are met by licensees.  It is The Company's intention to build ten tire recycling plants in North America during the next five years to address the growing environmental problems caused by hundreds of millions of waste tires annually.

With the acquisition of CGNA, the Company is now focused on building revenue streams in three markets, (1) aggregates, including sand and gravel from its 350 acre site that contains approximately 40 million tons of aggregates, (2) manufacture of biofuels from its plant it acquired in Pasadena, Texas in 2009 (from Momentum Biofuels) and (3) developing facilities in the U.S. devoted separating and recycling reusable materials from scrap tires.  The Company is pursuing several means of raising capital to fund the expansion of all of these operations in 2011.  We hope to have some revenue before the end of 2011.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

During the three months ended March 31, 2011 and March 31, 2010, the Company recognized very little revenues from its operational activities.  The revenues in 2011 were generated from the one-month period we owned CGNA.

During the three months ended March 31, 2011, we incurred $2,036,075 in selling and general administrative expenses compared to $856,945 during the three months ended March 31, 2010. The increase of $1,179,130 was a result of expenses associated with CGNA for the one month period increases in legal, accounting and consulting expenses and $605,703 of share based compensation.

During the three months ended March 31, 2011, we incurred $1,247,345 in depreciation and amortization expenses compared to $26,260 during the three months ended March 31, 2010. The increase of $1,221,085 was a result of acquisition of property, plant and equipment and intangible assets in the CGNA transaction.  Amortization of the intangible assets acquired from CGNA is $1,159,167 per month.

During the three months ended March 31, 2011, other expense of $7,031,880 was recorded as compared to $176,248 during the three months ended March 31, 2010. Other expenses increased by $6,855,632 primarily as a result of the following:

•

The Company issued 980,000 shares of common stock with a value of $2,827,535 and warrants for 490,000 shares of common stock with a value of $1,349, 905 to settle $490,000 of notes payable, resulting in a loss of $3,687,440.

•

The Company issued 897,630 shares of common stock with a value of $3,116,400 to settle claims against the company for anti-dilution privileges related to debt previously retired.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we, we had a working capital deficit of $13,805,324. We raised $730,000 in cash from two convertible promissory notes in May 2011 to fund day to day operations.  We are currently looking for capital to fund our updated business plan.  We are pursuing several capital raising opportunities at this time.  There can be no assurance we will be successful in raising such capital on favorable terms, if at all.

Net cash used in operating activities during the three months ended March 31, 2011 was $1,415,899, compared to net cash used in operating activities during the three months ended March 31, 2010 of $368,452. This increase was due to increase operations resulting from becoming a public company, acquisition of CGNA and activities associated with raising capital.

Net cash used in investing activities during the three months ended March 31, 2011 was $268,324 compared to net cash provided by  investing activities of $ 564,996 during the three months ended March 31, 2010.

Net cash provided by financing activities during the three months ended March 31, 2011was $448,514 compared to $43,450 used by our financing activities during the three months ended March 31, 2010.  This $491,964 increase in cash flows from financing activities was due to an increase issuances of stock for cash and an increase in notes payable during 2011.

Need for Additional Financing

As previously disclosed, we are actively seeking capital to fund each of our operating segments.  We believe we will be able to continue to raise minimal operating capital as we have done for the past two years. We believe the recent convertible debt raise will fund our near term cash flow needs.  Should we successfully obtain the debt or equity capital we are currently pursuing, we should have sufficient capital to fund at least one of our operating segments to revenue stage in late 2011.  Should we not be profitable at that point, we will have to seek loans or equity placements to cover such cash needs.  No other commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The current loans on Hunt’s books are in default and are subject to high interest rates.  Should Hunt successfully close any of the capital raises discussed above, approximately $4.3 million of the proceeds will be used to retire the existing debt obligations. Should Hunt successfully complete this refinancing of debt, its financial condition will be improved and the cost of capital will be reduced via a more favorable interest rate.

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)(Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Messrs. Sharp and Horne our Chief Executive Officer and Chief Financial Officer for the quarter ended March 31, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Sharp and Horne have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

There were significant changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, as a result of material weaknesses identified in 2010.  We are continuing to implement controls and procedures that will improve our controls over financial reporting as well as significantly improving the timeliness in meeting our financial reporting requirements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A. RISK FACTORS

See risk factors included in Form 10-K filed on April 15, 2010 for risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2011, we issued warrants to purchase 200,000 shares of common stock to one accredited investor as a bonus upon conversion of a promissory note.  The warrants have an exercise price of $1.00 per share and expire on March 7, 2013.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

On May 5, 2011, we issued 201,667 shares of common stock to one accredited investor upon conversion of a promissory note.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

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

HUNT GLOBAL RESOURCES, INC.

By: /s/George T. Sharp

George T. Sharp,

Chief Executive Officer, Principal Executive Officer and Director

By /s/Michael P. Horne

Michael P. Horne,

Chief Financial Officer, Principal Accounting Officer, Principal Financial Officer and Director.

Date: May 23, 2011