Form 10-Q
period 2011-06-30
HUNT GLOBAL RESOURCES, INC.
filed 2011-08-15
CIK 1377318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☑

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 10, 2011, there were 70,795,582 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011and December 31, 2010	3
Unaudited Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2011 and 2010 and for the period from inception, December 1, 2008, to June 30, 2011	4
Unaudited Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2011	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period from inception, December 1, 2008, to June 30, 2011	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1.A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 5. Other Information	16
Item 6. Exhibits	16
SIGNATURES	17

PART I
ITEM 1. FINANCIAL STATEMENTS:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,732,484	$1,069,473
Accounts receivable	67,061	-
Short-term loan receivable	50,000	-
Related party receivables	72,801	29,413
Inventory	274,604	-
Prepaid royalties to related parties	634,986	622,986
Prepaid expenses and other	390,697	59,074
Total current assets	3,222,634	1,780,946

Property, plant and equipment, net of accumulated depreciation	11,954,261	918,047
Surface mining rights and royalty agreement	3,696,177	3,696,177
Intangible assets, net of accumulated amortization	134,463,332	-
Other assets	15,000	25,000

Total assets	$153,351,403	$6,420,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, including amounts due to related parties	$1,378,470	$757,879
Accrued dividend payable	232,344	46,666
Accrued interest payable	179,236	323,653
Accrued liability to related party	1,236,607	276,000
Other current liabilities	439,648	-
Notes payable, net of unamortized discount of $2,195,001 at June 30, 2011	5,431,824	4,346,704
Notes payable to related parties	500,000	1,100,000
Total current liabilities	9,398,129	6,850,902

Shareholders' equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized
Class A convertible - 325,000 shares authorized, 247,138
and 123,463 shares issued and outstanding at June 30,
2011 and December 31, 2010, respectively	46,553,117	2,414,139
Class B convertible - 325,000 shares authorized, 248,675
and 125,000 shares issued and outstanding at June 30,
2011 and December 31, 2010, respectively	52,705,539	310,642
Common stock, no par value, 500,000,000 shares authorized,
70,795,582 and 37,442,453 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	72,702,624	13,884,175
Additional paid-in capital	7,932,370	-
Shareholder receivable	(8,782,141)	-
Unissued common stock	297,350	-
Accumulated other comprehensive income (loss)	459,373	-
Loss accumulated during the development stage	(36,319,475)	(17,039,688)
Total Hunt Global Resources, Inc. shareholders' equity (deficit)	135,548,757	(430,732)

Non-controlling interest	8,404,517	-
Total shareholders' equity (deficit)	143,953,274	(430,732)

Total liabilities and shareholders' equity (deficit)	$153,351,403	$6,420,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
					Inception to
	For the Six Months Ended June 30,		For the Three Months Ended June 30,		June 30,
	2011	2010	2011	2010	2011

Product sales	$160,251	$-	$133,566	$-	$160,251
Cost of sales	359,696	-	314,517	-	359,696

Gross profit	(199,445)	-	(180,951)	-	(199,445)

Operating expenses
Selling, general and administrative	6,173,303	1,782,131	4,168,734	925,186	18,316.234
Depreciation and amortization	4,987,407	52,836	3,740,063	26,576	5,129,797

Total operating expenses	11,160,710	1,834,967	7,908,797	951,762	23,446,029

Loss from operations	(11,360,155)	(1,834,967)	(8,089,748)	(951,762)	(23,645,474)

Other income and (expenses):
Interest income	31,890	5,036	31,890	24	46,100
Interest expense	(1,460,551)	(382,047)	(1,260,011)	(200,787)	(3,909,983)
Loss on debt conversion	(3,976,305)	-	-	-	(4,904,286)
Loss from settlement	(2,827,535)	-	-	-	(2,827,535)
Equity in loss of Momentum	(32,250)	-	(4,750)	-	(250,921)
Loss on investment	(25,427)	-	(25,427)	-	(1,198,022)
Other expense	(58,333)	-	(58,333)	-	(58,333)

Total other income (expenses)	(8,348,511)	(377,011)	(1,316,631)	(200,763)	(13,102,880)

Net loss	(19,708,666)	(2,211,978)	(9,406,379)	(1,152,525)	(36,748,354)

Less net loss attributable to non-controlling interests	428,879	-	377,624	-	428,879

Net loss attributable to Hunt Global Resources, Inc	(19,279,787)	(2,211,978)	(9,028,755)	(1,152,525)	(36,319,745)

Preferred stock dividends	(232,344)	-	(139,258)	-	(372,096)

Net loss attributable to common stock	$(19,512,131)	$(2,211,978)	$(9,168,013)	$(1,152,525)	$(36,691,571)

Net loss per common share - basic and diluted	$(0.30)	$(0.03)	$(0.13)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	64,464,725	85,017,995	$70,632,326	$85,017,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Class A Convertible Preferred Stock	Class B Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Shareholder Receivable	Unissued Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated During the Development Stage	Non- Controlling Interests	Total Stockholders' Equity

Balance at December 31, 2010	$2,414,139	$310,642	$13,884,175	$-	$-	$-	$-	$(17,039,688)	$-	$(430,732)

Common stock issued for cash	-	-	195,000	-	-	-	-	-	-	195,000

Cash received for stock that remains unissued at period end	-	-	-	-	-	297,350	-	-	-	297,350

Common stock issued for services and prepaid services	-	-	492,450	-	-	-	-	-	-	492,450

Warrants issued for services	-	-	-	573,653	-	-	-	-	-	573,653

Options issued for 9,245,000 shares to vest over 29 months	-	-	-	2,774,975	-	-	-	-	-	2,774,975

Common stock issued upon exercise of stock options and warrants	-	-	82,500	-	-	-	-	-	-	82,500

Acquisition of Carbon Green NA, Inc.	44,138,978	52,627,241	51,902,896	-	(8,782,141)	-	-	-	8,833,396	148,720,370

Common stock issued in debt conversion	-	-	3,318,068	-	-	-	-	-	-	3,318,068

Warrants issued in debt conversion	-	-		1,349,,905	-	-	-	-	-	1,349,905

Warrants issued in connection with convertible debt	-	-	-	628,739	-	-	-	-	-	628,739

Value of beneficial conversion feature associated with convertible debt	-	-	-	2,605,098	-	-	-	-	-	2,605,098

Common stock issued under settlement agreement	-	-	2,827,535	-	-	-	-	-	-	2,827,535

Preferred stock dividends	-	(232,344)	-	-	-	-	-	-	-	(232,344)

Comprehensive income:
Net loss	-	-	-	-	-	-	-	(19,279,787)	(428,879)	(19,708,666)
Foreign currency translation adjustment	-	-	-	-	-	-	459,373	-	-	459,373

Total comprehensive income	-	-	-	-	-	-	-	-	-	(19,279,787)

Balance at June 30, 2011	$46,553,117	$52,705,539	$72,702,624	$7,932,370	$(8,782,141)	$297,350	$459,373	$(36,319,475)	$8,404,517	$143,953,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Inception to
	For the Six Months Ended June 30,		June 30,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(19,708,666)	$(2,211,978)	$(36,748,354)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	4,987,408	52,836	5,129,796
Common stock and options issued for services	3,629,078	225,001	10,105,794
Loss on investment	25,427	-	1,198,022
Loss on debt conversion	3,976,305	-	4,904,286
Loss on settlement agreement	2,827,535	-	2,827,535
Equity in losses of Momentum	32,250	-	250,921
Common stock issued for payment of accrued interest	-	-	888,941
Accretion of debt discount on convertible debt	1,038,836	-	1,038,836
Investment exchanged for services	-	-	10,000
Issuance of note payable for consulting	-	-	500,000
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	131,112	-	131,112
Related party receivables	(43,388)	(137,708)	(72,801)
Inventory	(8,986)	-	(8,986)
Prepaid expenses and other assets	48,873	(195,724)	(633,187)
Accounts payable and accrued liabilities	166,275	416,107	2,165,124

Net cash used in operating activities	(2,897,942)	(1,851,466)	(8,312,962)

Cash flows from investing activities
Purchases of property and equipment	(93,825)	(46,171)	(144,,260)
Investment in Momentum	(32,250)	-	(220,921)
Other investments	10,000	(10,000)	(15,000)
Investment in Reserve Oil Technologies	-	-	(46,416)
Proceeds from the sale of Reserve Oil Technologies	-	536,265	536,265
Cash received in acquisition of Carbon Green NA, Inc.	295,824	-	295,824

Net cash provided by investing activities	179,749	480,094	455,492

Cash flows from financing activities
Proceeds from issuances of common stock	574,850	1,428,000	6,516,850
Proceeds from notes payable	3,330,000	-	3,811,699
Proceeds from bank loan	146,514	-	146,514
Payment of dividends on preferred stock	(46,666)	-	(46,666)
Payments on notes payable	(637,736)	(62,394)	(852,685)

Net cash provided by (used in) financing activities	3,366,962	1,365,606	9,575,712

Effect of exchange rate changes on cash and cash equivalents	12,242	-	14,242

Increase (decrease) in cash and cash equivalents	663,011	(5,766)	1,732,484
Cash and cash equivalents, beginning of period	1,069,473	5,766	-

Cash and cash equivalents, end of period	$1,732,484	$-	$1,732,484

Supplemental disclosure of cash flow information:
Interest paid	$332,919	$170,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
        Notes to Condensed Financial Statements
    (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Hunt Global Resources, Inc. (“Hunt” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011, the results of operations for the six and three months ended June 30, 2011, the shareholder’s equity and cash flows for the six months ended June 30, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2010. There have been no updates or changes to our audited financial statements for the year ended December 31, 2010.  The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.  The Company has established the following accounting policies:

Inventory

All inventory is stated at the lower of cost and net realizable values.  Cost is determined using the weighted average method.  Net realizable value is the estimated selling price in the ordinary course of business, less the costs to completion and selling expenses.  Inventory consists of raw materials and finished goods inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives. The Company ’ s depreciation rates on fixed assets are as follows:

Useful life (in years)
Building	25
Office equipment	10
Manufacturing equipment, vehicles, computers	5

Gains and losses on the disposal of property, plant and equipment are determined by comparing proceeds with the carrying amount and are included in the consolidated statement of operations and comprehensive income.

Intangible Assets

Intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is the fair value as at their date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets are not capitalized and expenditure is recognized in the consolidated statement of operations and comprehensive income in the year in which the expenditure is incurred. Intangible assets consist of licenses, intellectual property and surface mining rights. Intangible assets related to licenses and intellectual property were measured on initial recognition at fair value, and are being amortized over 10 years. Intangible assets related to surface mining rights were valued based on the historical cost of the underlying property to the Company’s primary shareholders, including the debt assumed by the Company. Surface mining rights will be amortized using a unit-of-production method based on estimated recoverable units once production commences.

The following table presents the cost, accumulated amortization and carrying value of intangible assets as of June 30, 2011:

	Estimated
	Useful Lives		Accumulated	Carrying
Intangible Assets	(Years)	Cost	Amortization	Value
Licenses	10	$48,963,200	$1,632,108	$47,331,092
Intellectual property	10	90,136,800	$3,004,560	87,132,240
Surface mining rights	*	3,696,177	-	3,696,177

* Amortized using units-of-production method		$142,796,177	$4,636,668	$138,159,509

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
         Notes to Condensed Financial Statements
     (Unaudited)

Amortization expense related to intangible assets held by the Company for the six months ended June 30, 2011 and 2010 was $4,636,668 and $0, respectively. The estimated amortization expense to be recognized during the six months ended December 31, 2011 is approximately $6,955,000. Estimated amortization expense for each of the next five fiscal years ending December 31, is approximately $13,910,000. These estimates do not include amortization of the surface mining rights, as they will be amortized using the units-of-production method based on estimated recoverable units and the timing of production that cannot be reasonably estimated at this time.

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

Going Concern

The Company's financial statements for the six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported an accumulated deficit of $36,319,475 as of June 30, 2011. The Company recognized losses of $11,160,710 from its operational activities during the six months ended June 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

There were no accounting standards and interpretations issued during the six months ended June 30, 2011, which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 2: Reverse Merger

On October 29, 2010, we acquired Tombstone Technologies, Inc. ("Tombstone"), a Colorado corporation.   Although Tombstone was the surviving legal entity; Hunt remained the financial reporting entity and the merger was treated as a recapitalization. The transaction was considered a recapitalization because, prior to the transaction, Tombstone was a public company with limited assets or operations and, upon completion of the transaction, Hunt shareholders emerged with a controlling 94.6% interest in the merged Company.  Subsequent to the transaction, Tombstone changed its name to Hunt Global Resources, Inc.

Note 3: Acquisitions

Carbon Green N.A., Inc. (CGNA) Acquisition

On March 2, 2011, the Company entered into an acquisition agreement (the "Acquisition Agreement") to acquire substantially all of the equity of CGNA in exchange for the issuance of 30,249,256 shares of the Company's common stock, 123,675 shares of the Company's Class A Preferred Stock, 123,675 shares of the Company's Class B Preferred stock, 24,000 warrants to acquire shares of the Company's Class A Preferred Stock at an exercise price of $208 a share expiring on March 2, 2016, and 38,285 warrants to purchase shares of the Company's Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016.

The Company obtained a valuation of CGNA provided by a valuation expert.  It was concluded that the intangible assets of CGNA had a value of $139.1 million.  The remainder of the purchase price was allocated to the other assets and liabilities based on book values which approximated fair values at March 2, 2011.  Using the market price of Hunt common stock as of the March 2, 2011 acquisition date, the purchase price of the acquisition of Carbon Green would have been in excess of $300,000,000.  Hunt concluded that using the fair value of the assets and liabilities assumed was a more accurate calculation of the value of CGNA versus the market price of the Hunt common stock on the date of the acquisition.  The revised allocation of the purchase price is as follows:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
         Notes to Condensed Financial Statements
      (Unaudited)

Description	Allocated Purchase Price
Assets acquired:
Current assets	$1,002,394
Property, plant and equipment	10,935,427
Intangible assets
Licenses	48,963,200
Intellectual property	90,136,800
Liabilities assumed	(2,316,450)
Non-controlling interests	(8,833,396)
Total purchase price	$139,887,975

Summarized financial information for CGNA assuming 100% ownership, is as follows:

Balance Sheet Data	Balance at June 30, 2011
Current assets	$872,933
Property, plant and equipment, net	11,092,014
Intangible assets, net	134,463,332
Current liabilities	(2,509,770)

From March 2, 2011
(Acquisition Date)
Statement of Operations Data	To June 30, 2011
Revenues	$160,251
Cost of sales	359,696
Gross profit	(199,445)
General and administrative expenses	381,475
Depreciation and amortization	4,931,607
Loss from operations	(5,512,528)
Other expenses	(87,057)
Net loss	$(5,599,585)

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

Minnesota Frac-Sand Operation

On May 25, 2011, the Company entered into a proposed agreement to acquire the mining rights to over 900 acres of land containing an estimated 100-million tons of Northern White frac-sand. The transaction is expected to be closed once due diligence that includes approvals by regulatory agencies, further testing of the sand deposits and final negotiations of the terms of the lease has been completed.

Note 4: Property, Plant and Equipment

Property, plant and equipment consist of the following as of June 30, 2011 and December 31, 2010:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
         Notes to Condensed Financial Statements
       (Unaudited)

Description	June 30, 2011 (Unaudited)	December 31, 2010
Plant	$6,059,003	$998,000
Manufacturing equipment	6,239,813	12,000
Vehicles	97,598	25,000
Office equipment	23,311	2,972
Computer hardware	27,664	22,464
Total	12,447,389	1,060,436
Less: accumulated depreciation	(493,128)	(142,389)
Property, plant and equipment, net	$11,954,261	$918,047

Note 5: Convertible Notes

In May 2011, the Company issued two 60 day convertible promissory notes totaling $930,000, bearing interest at 10% per year, with principal and interest due at maturity. The notes, including unpaid interest, are convertible at maturity, at the holders’ option, into shares of the Company at a conversion price of $1.50 per share. Under the terms of the convertible notes, the holders received 973,334 detachable warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share expiring in two years.  In March 2011, the Company issued a 60 day convertible promissory note in the amount of $200,000, bearing interest at 5% per year, with principal and interest due at maturity. The note, including unpaid interest, is convertible at maturity, at the holder’s option, into shares of the Company at a conversion price of $1.00 per share. Under the terms of the convertible note, the holder received 200,000 detachable warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share expiring in two years.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the proceeds received from the convertible notes were allocated between the convertible notes and the detachable warrants based on the relative fair value of the convertible notes without the warrants and the warrants. The portion of the proceeds allocated to the warrants was recognized as additional paid-in capital and a debt discount. In addition, the convertible notes contained a beneficial conversion feature at issuance equal to the intrinsic value of the market price of the underlying shares and the effective conversion price of the underlying shares. The beneficial conversion feature was recognized as additional paid-in capital, limited to the amount of proceeds received, and a debt discount. The debt discount related to warrants and the beneficial conversion feature is accreted into interest expense through maturity of the notes.

In June 2011, the Company issued six 180 day convertible promissory notes totaling $2,400,000, bearing interest at 10% with principal and interest due at maturity. The notes, including unpaid interest, are convertible at maturity, at the holders’ option, into stock units of one share and one warrant at a conversion price of $1.00 per unit. The non-detachable warrants contain an exercise price of $1.51 per share and expire in two years.

The convertible notes contained a beneficial conversion feature at issuance equal to the intrinsic value of the market price of the underlying shares plus the fair value of the warrants and the conversion price of the convertible debt instrument. The beneficial conversion feature was recognized as additional paid-in capital, limited to the amount of proceeds received, and a corresponding debt discount to be accreted into interest expense through maturity of the notes. The weighted-average fair values of the detachable and non-detachable warrants were calculated using the Black Scholes-Merton pricing model using the following assumptions:

Expected volatility of underlying stock	58.38%
Risk-free interest rate	0.45%
Dividend yield	0.00%
Expected life of warrants	2 years
Weighted-average fair value of warrants	$0.95

The following table provides an analysis of activity related to convertible notes for the six months ended June 30, 2011:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
         Notes to Condensed Financial Statements
       (Unaudited)

Description	Amount
Proceeds received on issuance of new notes in 2011	$3,330,000
Discount allocated to warrants	(628,739)
Discount allocated to beneficial conversion feature	2,605,098
Convertible notes after discount	96,163
Accretion of discount to interest expense	1,038,836
Conversion through issuance of common stock	(200,000)
Convertible notes at June 30, 2011	$934,999
Unamortized discount at June 30, 2011	$2,195,001
Total allocated to additional paid-in capital	$3,233,837
Total shares of common stock to be issued, if-converted	$2,886,666
Aggregate value of shares, if-converted at June 30, 2011	$3,896,999
If-converted value in excess of principal balance	$2,962,000
Contractual interest expense for six months ended June 30, 2011	$10,166
Effective interest rate on convertible notes	Greater than 100%
Note 6: Shareholders' Equity

Common Stock

In January 2011, we increased the authorized shares of common stock from 100,000,000 to 500,000,000.  Presented below is an analysis of common stock activity during the six months ended June 30, 2011:

2011 Share Issuances		Shares Issued		Per Share Value	Total Value
Issuance of common stock/warrants in units on conversion of debt	(1)	980,000		$$3.18	$3,116,400
Issuance of common stock in settlement with investors	(2)	897,630		$3.15	$2,827,535
Sale of common stock/warrants in units in a private placement	(3)	240,000		$0.81	$195,000
Issuance of common stock upon exercise of warrants	(3)	398,436		$0.00 – $0.55	$82,500
Issuance of common stock upon exercise of options	(4)	128,846		-	$-
Issuance of common stock for services	(5)	200,000		$2.12	$424,000
Issuance of common stock as compensation	(6)	31,305		$1.03	$32,050
Issuance of common stock/warrants in units on conversion of debt	(7)	201,668		$$1.00	$201,668
Issuance of common stock as compensation	(8)	26,000		$1.04	$36,400
Issuance of common stock upon acquisition of CGNA	(9)	30,249,256	3	$1.72	$51,902,894

(1) Shares were issued upon conversion of $490,000 of principal due under a note payable. Four note holders with a balance due of $110,000 have elected not to convert.  The value of the shares issued was based on the market price at the date of conversion. The Company recognized a loss on debt conversion of $2,626,400 related to this share and warrant issuance.

(2) Shares were issued to three investors in settlement of anti-dilution provisions. The value of the shares issued is based on the market price at the date of the settlement. The Company recognized a loss from the settlement of $2,827,535.

(3) Shares were valued based on actual cash proceeds received.
(4) Shares for cashless exercise of options.
(5) Shares were issued as prepayment for services through December 31, 2011 pursuant to a contract. The value of the shares issued is based on the market price at the date services commenced. The total value of the services was recognized as a prepaid expense and amortized equally over the period covered by the contract.

(6) Shares were issued as severance to former employees. The value of the shares issued was based cash sales at date of issue.
(7)	Shares were issued upon conversion of a short-term convertible note. The value of the shares issued was based on the conversion price of $1.00 per share.
(8) Shares were issued to consultants. The value of the shares issued was based on recent cash sales at date of issue.
(9) Shares were issued in exchange for CGNA shares. See further discussion at Note 3

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
         Notes to Condensed Financial Statements
       (Unaudited)

Preferred Stock

Other than the preferred shares issued in the CGNA transaction per Note 3, no preferred shares have been issued during 2011.

Warrants

The Company recognizes expenses related to share-based payments in accordance with ASC 505, Equity-Based Payments to Non-Employees, for share-based payments to non-employees and ASC 718, Compensation – Stock Compensation, for share-based payments to employees. The Company measures the expense for warrants issued during the six months ended June 30, 2011 based on the estimated fair value of the warrant on the date issued and recognizes expense over the period the service is provided. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. The following assumptions were used to determine the fair value of the warrants issued during the six months ended June 30, 2011:

Expected stock price volatility	48.0%
Risk-free interest rate	1.1%
Dividend yield	0.0%
Expected life of warrants	2.8 years
Weighted-average fair value	$1.99

A summary of warrant activity for the six months ended June 30, 2011 follows:

		Weighted-	Weighted Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-The-Money)
Outstanding at December 31, 2010	11,270,000	$0.94	0.9	$4,620,700
Issued in debt settlement	490,000	0.50	4.6	416,500
Issued in private placement	100,000	1.00	1.7	35,000
Issued for services rendered	275,000	1.00	1.7	96,250
Issued for conversion of note	200,000	1.00	2.0	70,000
Issued upon note issuance	973,334	1.50	2.0	-
Exercised	(300,000)	0.55	-	(222,750)
Outstanding at June 30, 2011	13,008,334	$0.97	1.4	$5,015,700

Stock Options

In addition to the options issued in the CGNA transaction, in March 2011, we issued 153,846 shares of common stock to one investor upon his cashless exercise of options.   A summary of option activity for the six months ended June 30, 2011 is as follows:

Description	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2010	956,666	$0.76	1.33	$564,433
Granted	9,245,000	1.00	2.50	3,235,750
Exercised	(153,846)	0.65	-	(182,968)
Outstanding at June 30, 2011	10,047,820	$0.99	2.33	$3,617,215
Exercisable at June 30, 2011	802,820	$0.78	1.00	$1,782,260

Note 7: Subsequent Event

Capital Raises

Subsequent to June 30, 2011, the Company has raised an additional $1,600,000 from common stock sales under a private placement and $455,000 in notes payable.  The stock issuances were executed between $0.75 and $1.00 per share.  The notes payable were issued on similar terms as the recent issuances discussed in Note 4 above.

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

With the acquisition of CGNA, the Company is now focused on building revenue streams in three markets, (1) Frac sand, the Company currently has a mining lease on a 350 acre site located in Conroe Texas that contains approximately 40 million tons of materials including a large percentage of frac sand and the Company has entered into an agreement to acquire an additional lease on 900 acres containing approximately 100 million tons of “Northern White” frac sand which is the highest quality and most valuable natural frac sand availabl (the lease is based on the Company completing satisfactory due diligence that includes all of the permits that will be required to begin operations), (2) developing facilities in the U.S. devoted separating and recycling reusable materials from scrap tires and (3) manufacture of biofuels and resin coatings from its plant it acquired in 2009 (from Momentum Biofuels).  The Company plans to begin construction on a frac sand processing plant for the Conroe lease during 2011.  The Company is pursuing several means of raising capital to fund the construction and operation of these projects in order to  develop revenue from these sources as soon as possible.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

During the six months ended June 30, 2011 and June 30, 2010, the Company recognized very little revenues from its operational activities.  The revenues in 2011 were generated from the pyrolysis plant in the nation of Cyprus for the four month period we have owned CGNA (from March 1 through June 30, 2011).  These product revenues consisted of recycled rubber and steel that was extracted and separated under its patented technology.

During the six months ended June 30, 2011, we incurred $6,173,303 in selling and general administrative expenses compared to $1,782,131 during the six months ended June 30, 2010. The increase of $4,391,172 was a result of $2,774,977 of compensation expenses related to stock options granted pursuant to the CGNA Acquisition Agreement, $381,475 of expenses associated with CGNA for the four month period we have owned that company and increases in audit/accounting ($70,000), share based compensation ($575,000), consulting ($300,000) and property taxes ($240,000).

During the six months ended June 30, 2011, we incurred $4,987,408 in depreciation and amortization expenses compared to $52,836 during the six months ended June 30, 2010. The increase of $4,934,572 was a result of depreciation and amortization associated with the acquisition of property, plant and equipment and intangible assets in the CGNA transaction.  Amortization of the intangible assets acquired from CGNA was $4,636,668 during the four month period we have owned that company.

During the six months ended June 30, 2011, other expenses of $8,348,511 were recorded as compared to $377,011 during the six months ended June 30, 2010. Other expenses increased by $7,971,500 primarily as a result of the following:

•
The Company issued 980,000 shares of common stock with a value of $3,116,400 and warrants for the purchase of 490,000 shares of common stock with a value of $1,349,905 to settle $490,000 of notes payable, resulting in a loss of $3,976,305.

•	The Company issued 897,630 shares of common stock with a value of $2,827,535 to settle claims against the company for anti-dilution privileges related to debt previously retired.
•
The Company issued short-term convertible notes containing beneficial conversion features and warrants resulting in the debt being discounted by $3,233,837. The debt discount is being accreted through a charge to interest over the remaining terms of the convertible notes. The charge to interest expense related to the debt discounts totaled $1,038,836 during the six months ended June 30, 2011.

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

During the six months ended June 30, 2011 and June 30, 2010, the Company recognized very little revenues from its operational activities.  The revenues in 2011 were generated from the pyrolysis plant in the nation of Cyprus for the four month period we have owned CGNA (March 1 through June 30, 2011).  These product revenues consisted of recycled rubber and steel that was extracted and separated under its patented technology.

During the three months ended June 30, 2011, we incurred $4,168,734 in selling and general administrative expenses compared to $925,186 during the three months ended June 30, 2010. The increase of $3,243,548 was a result of $2,774,977 of compensation expenses related to stock options granted pursuant to the CGNA Acquisition Agreement, expenses associated with CGNA ($180,000) for the four month period we have owned that company and increases in legal expenses ($125,000), property taxes ($110,000) and public company expenses ($100,000).

During the three months ended June 30, 2011, we incurred $3,740,063 in depreciation and amortization expenses compared to $26,576 during the three months ended June 30, 2010. The increase of $3,713,487 was a result of depreciation and amortization associated with the acquisition of property, plant and equipment and intangible assets in the CGNA transaction.  Amortization of the intangible assets acquired from CGNA was $3,477,501 during the three month period.

During the three months ended June 30, 2011, other expense of $1,316,631 was recorded as compared to $200,763 during the three months ended June 30, 2010. Other expenses increased by $1,115,868 primarily as a result of the Company issuing short-term convertible notes containing beneficial conversion features and warrants resulting in the debt being discounted by $3,233,837. The debt discount is being accreted through a charge to interest expense over the remaining terms of the convertible notes. The charge to interest expense related to the debt discounts totaled $1,038,836 during the three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we, we had a working capital deficit of $6,175,495. We raised $3,130,000 in cash from short-term convertible promissory notes and borrowed $146,541 from a bank during the second quarter of 2011 to fund day to day operations.  Subsequent to June 30, 2011, we raised and additional $2,055,000 from the sale of common stock and issuance of notes payable.  We are currently looking for additional capital to fund our updated business plan.  We are pursuing several capital raising opportunities at this time.  There can be no assurance we will be successful in raising such capital on favorable terms, if at all.

Net cash used in operating activities during the six months ended June 30, 2011 was $2,897,942 compared to net cash used in operating activities during the six months ended June 30, 2010 of $1,851,466. This increase was due to an increase in operations resulting from becoming a public company, expenses associated with the acquisition and operation of CGNA and activities associated with raising capital.

Net cash provided by investing activities during the six months ended June 30, 2011 was $179,749 compared to net cash provided by investing activities of $480,094 during the six months ended June 30, 2010.  In 2011, $295,824 in cash was received as a part of the CGNA acquisition.  In 2010, we received $536,265 in cash from the sale of Reserve Oil Technologies.

Net cash provided by financing activities during the six months ended June 30, 2011was $3,366,962 compared to $1,365,606 in cash provided by our financing activities during the six months ended June 30, 2010.  This $2,001,356 increase in cash flows from financing activities was primarily due to issuances of short-term convertible notes totaling $3,300,000, partially offset by a decrease in cash received from common stock sales of approximately $850,000 and an increase in payments on notes payable of approximately $575,000 during the six month period ended June 30, 2011 compared to the comparable prior year period.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The current loans on Hunt’s books are in default and are subject to high interest rates.  Should Hunt successfully close any of the capital raises discussed above, approximately $3.8 million of the proceeds will be used to retire the existing debt obligations. Should Hunt successfully complete this refinancing of debt, its financial condition will be improved and the cost of capital will be reduced via a more favorable interest rate.

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

There were significant changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, as a result of material weaknesses identified in 2010.  We are continuing to implement controls and procedures that will improve our controls over financial reporting as well as significantly improving the timeliness in meeting our financial reporting requirements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -  NONE

ITEM 1A. RISK FACTORS

See risk factors included in Form 10-K filed on April 15, 2011 for risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2 and 4, 2011, we issued warrants to purchase 973,334 shares of common stock to two accredited investors as a bonus upon conversion of a promissory note.  The warrants have an exercise price of $1.50 per share and expire on March 7, 2013.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -  NONE

ITEM 5. OTHER INFORMATION -  NONE.

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

Date: August 12, 2011