Form 10-Q
period 2011-09-30
HUNT GLOBAL RESOURCES, INC.
filed 2011-11-15
CIK 1377318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR
☐
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-53515

HUNT GLOBAL RESOURCES, INC.
  (Exact name of registrant as specified in its charter)

Colorado	51-0541963
State or Incorporation	(IRS Employer ID

24 Waterway Avenue, Suite 200, The Woodlands, TX 77380
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 281-825-5000

(Former names, former address, and former fiscal year  if changed since last report)

10001 Woodloch Forest Drive, Suite 325, The Woodlands, TX 77380
(Former Address of Principal Executive Offices)

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

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☑

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 14, 2011, there were 78,617,868 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011and December 31, 2010	F-1
Unaudited Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2011 and 2010 and for the period from inception, December 1, 2008, to September 30, 2011	F-2
Unaudited Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2011	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the period from inception, December 1, 2008, to September 30, 2011	F-4
Notes to Condensed Consolidated Financial Statements	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	5
Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6
Item 1.A. Risk Factors	6
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3. Defaults Upon Senior Securities	6
Item 5. Other Information	6
Item 6. Exhibits	6
SIGNATURES	7

PART I
ITEM 1. FINANCIAL STATEMENTS:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,350,528	$1,069,473
Accounts receivable	85,877	-
Short-term loan receivable	50,000	-
Related party receivables	100,544	29,413
Inventory	259,472	-
Prepaid royalties to related parties	640,986	622,986
Prepaid expenses and other	381,089	59,074
Total current assets	2,868,496	1,780,946

Property, plant and equipment, net of accumulated depreciation	11,018,926	918,047
Surface mining rights and royalty agreement	3,696,177	3,696,177
Intangible assets, net of accumulated amortization	130,985,831	-
Other assets	15,000	25,000
Total assets	$148,584,430	$6,420,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, including amounts due to related parties	$1,485,917	$757,879
Accrued dividend payable	341,079	46,666
Accrued interest payable	363,507	323,653
Accrued liability to related party	639,310	276,000
Other current liabilities	200,759	-
Notes payable, net of unamortized discount of $952,385 at September 30, 2011	8,377,460	4,346,704
Notes payable to related parties	500,000	1,100,000
Total current liabilities	11,908,032	6,850,902

Shareholders' equity (deficit):
Preferred stock, no par value, 1,000,000 shares authorized
Class A convertible – 325,000 shares authorized, 247,138 and 123,462 shares
issued and outstanding at September 30, 2011 and December 31, 2010, respectively	46,587,554	2,414,139
Class B convertible - 325,000 shares authorized, 248,675 and 125,000 shares
issued and outstanding at September 30, 2011 and December 31, 2010,respectively	52,607,341	310,642
Common stock, no par value, 500,000,000 shares authorized, 73,271,581 and
37,442,453 shares issued and outstanding at September 30, 2011 and
December 31, 2010, respectively	74,550,403	13,884,175
Additional paid-in capital	7,648,363	-
Shareholder receivable	(8,782,141)	-
Unissued common stock	100,000	-
Accumulated other comprehensive income (loss)	(25,824)	-
Loss accumulated during the development stage	(44,270,831)	(17,039,688)
Total Hunt Global Resources, Inc. shareholders' equity (deficit)	128,414,865	(430,732)

Non-controlling interest	8,261,533	-
Total shareholders' equity (deficit)	136,676,398	(430,732)
Total liabilities and shareholders' equity (deficit)	$148,584,430	$6,420,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,		Period From Inception to September 30,
	2011	2010	2011	2010	2011

Product sales	$214,769	$-	$54,518	$-	$214,769
Cost of sales	557,730	-	198,034	-	557,730
Gross profit	(342,961)	-	(143,516)	-	(342,961)

Operating expenses:
Selling, general and administrative	8,902,495	2,659,045	2,729,192	876,914	21,045,426
Depreciation and amortization	8,928,770	114,064	3,941,363	61,228	9,071,158
Total operating expenses	17,831,265	2,773,109	6,670,555	938,142	30,116,584

Loss from operations	(18,174,226)	(2,773,109)	(6,814,071)	(938,142)	(30,459,545)

Other income and (expenses):
Interest income	33,239	8,045	1,349	3,009	47,449
Interest expense	(2,829,744)	(550,507)	(1,310,860)	(168,460)	(5,279,176)
Loss on debt conversion	(3,976,305)	-	-	-	(4,904,186)
Loss from settlement	(2,827,535)	-	-	-	(2,827,535)
Equity in loss of Momentum	(41,250)	-	(9,000)	-	(259,921)
Gain on debt extinguishment	38,242	-	38,242	-	38,242
Loss on investment	(25,427)	-	-	-	(1,198,022)
Other income (expenses)	-	(9,332)	-	(9,332)	-
Total other income (expenses)	(9,628,780)	(551,794)	(1,280,269)	(174,783)	(14,383,149)

Net loss	(27,803,006)	(3,324,903)	(8,094,340)	(1,112,925)	(44,842,694)

Less net loss attributable to non-controlling interests	(571,863)	-	(142,984)	-	(571,863)

Net loss attributable to Hunt Global Resources, Inc	(27,231,143)	(3,324,903)	(7,951,356)	(1,112,925)	(44,270,831)

Preferred stock dividends	(371,602)	(210,000)	(139,258)	(210,000)	(511,354)

Net loss attributable to common stock	$(27,602,745)	$(3,534,903)	$(8,090,614)	$(1,322,925)	$(44,782,185)

Net loss per common share – Basic and diluted	$(0.43)	$(0.10)	$(0.11)	$(0.04)

Weighted average number of common shares outstanding -
Basic and diluted	64,393,796	33,878,000	72,723,382	33,878,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Class A Convertible Preferred Stock	Class B Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Shareholder Receivable	Unissued Common Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated During the Development Stage	Non- Controlling Interests	Total Stockholders' Equity

Balance at December 31, 2010	$2,414,139	$310,642	$13,884,175	$-	$-	$-	$-	$(17,039,688)	$-	$(430,732)

Common stock issued for cash	-	-	1,894,986	-	-	-	-	-	-	1,894,986

Cash received for stock that remains unissued at period end	-	-	-	-	-	100,000	-	-	-	100,000

Common stock issued for services and prepaid services	-	-	517,250	-	-	-	-	-	-	517,250

Warrants issued for services	-	-	-	573,653	-	-	-	-	-	573,653

Options issued for 9,245,000 shares to vest over 29 months	-	-	-	2,774,975	-	-	-	-	-	2,774,975

Common stock issued upon exercise of stock options and warrants	-	-	165,000	-	-	-	-	-	-	165,000

Acquisition of Carbon Green NA, Inc.	44,173,415	52,668,301	51,943,389	-	(8,782,141)	-	-	-	8,833,396	148,836,360

Common stock issued in debt conversion	-	-	3,318,068	-	-	-	-	-	-	3,318,068

Warrants issued in debt conversion	-	-	-	1,349,905	-	-	-	-	-	1,349,905

Warrants issued in connection with convertible debt	-	-	-	628,739	-	-	-	-	-	628,739

Value of beneficial conversion feature associated with convertible debt	-	-	-	2,321,091	-	-	-	-	-	2,321,091

Common stock issued under settlement agreement	-	-	2,827,535	-	-	-	-	-	-	2,827,535

Preferred stock dividends	-	(371,602)	-	-	-	-	-	-	-	(371,602)

Comprehensive income:
Net loss	-	-	-	-	-	-	-	(27,231,143)	(571,863)	(27,803,006)
Foreign currency translation adjustment	-	-	-	-	-	-	(25,824)	-	-	(25,824)

Total comprehensive income	-	-	-	-	-	-	-	-	-	(27,828,830)

Balance at Sept 30, 2011	$46,587,554	$52,607,341	$74,550,403	$7,648,363	$(8,782,141)	$100,000	$(25,824)	$(44,270,831)	$8,261,533	$136,676,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
	For the Nine Months Ended September 30,		Inception to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(27,803,006)	$(3,324,903)	(44,842,694)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	8,928,770	114,064	9,071,158
Common stock and options issued for services	3,759,878	-	10,236,594
Loss on investment	25,427	-	1,198,022
Loss on debt conversion	3,976,305	-	4,904,186
Loss on settlement agreement	2,827,535	-	2,827,535
Equity in losses of Momentum	41,250	-	259,921
Common stock issued for payment of accrued interest	-	-	888,941
Accretion of debt discount on convertible debt	2,035,687	-	2,035,687
Gain on extinguishment of debt	(38,242)	-	(38,242)
Investment exchanged for services	-	-	10,000
Issuance of note payable for consulting	-	-	500,000
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	110,338	-	110,338
Related party receivables	(71,131)	(280,844)	(100,545)
Inventory	(1,872)	-	(1,872)
Prepaid expenses and other assets	(57,688)	(321,981)	(739,748)
Accounts payable and accrued liabilities	(260,762)	1,293,123	1,786,115
Net cash used in operating activities	(6,527,511)	(2,520,541)	(11,894,604)
Cash flows from investing activities:
Purchases of property and equipment	(110,301)	(47,463)	(160,736)
Investment in Momentum	(41,250)	-	(229,921)
Other investments	10,000	(38,908)	(15,000)
Investment in Reserve Oil Technologies	-	-	(46,416)
Proceeds from the sale of Reserve Oil Technologies	-	586,265	536,265
Cash received in acquisition of Carbon Green NA, Inc.	295,824	-	295,824
Net cash provided by investing activities	154,273	499,894	380,016
Cash flows from financing activities:
Proceeds from issuances of common stock	2,159,986	1,927,028	8,101,985
Proceeds from notes payable	5,935,000	146,442	6,416,699
Proceeds from bank loan	146,514	-	146,514
Payment of dividends on preferred stock	(77,190)	-	(77,190)
Payments on capital leases	-	-	-
Payments on notes payable	(1,502,360)	-	(1,717,311)
Net cash provided by (used in) financing activities	6,661,950	2,073,470	12,870,697
Effect of exchange rate changes on cash and cash equivalents	(7,657)	-	(5,581)
Increase (decrease) in cash and cash equivalents	281,055	52,823	1,350,528
Cash and cash equivalents, beginning of period	1,069,473	5,766	-
Cash and cash equivalents, end of period	$1,350,528	$58,589	$1,350,528
Supplemental disclosure of cash flow information:
Interest paid	$591,309	$-	$1,227,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Hunt Global Resources, Inc. (“Hunt” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011, the results of operations for the nine and three months ended September 30, 2011, and the shareholders’ equity and cash flows for the nine months ended September 30, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2010. There have been no updates or changes to our audited financial statements for the year ended December 31, 2010.  The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.  The Company has established the following accounting policies:

Inventory - All inventory is stated at the lower of cost and net realizable values.  Cost is determined using the weighted average method.  Net realizable value is the estimated selling price in the ordinary course of business, less the costs to completion and selling expenses.  Inventory consists of raw materials and finished goods inventory.

Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives. The Company’s depreciation rates on fixed assets are as follows (in years):

Useful life
Building	25
Office equipment	10
Manufacturing equipment, vehicles, computers	5

Gains and losses on the disposal of property, plant and equipment are determined by comparing proceeds with the carrying amount and are included in the consolidated statement of operations.

Intangible Assets - Intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is the fair value as at their date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets are not capitalized and expenditure is recognized in the consolidated statement of operations in the year in which the expenditure is incurred. Intangible assets consist of licenses, intellectual property and surface mining rights. Intangible assets related to licenses and intellectual property were measured on initial recognition at fair value, and are being amortized over 10 years. Intangible assets related to surface mining rights were valued based on the historical cost of the underlying property to the Company’s primary shareholders, including the debt assumed by the Company. Surface mining rights will be amortized using a unit-of-production method based on estimated recoverable units once production commences.  The following table presents the cost, accumulated amortization and carrying value of intangible assets as of September 30, 2011:

Intangible Assets	Estimated Useful Life	Cost	Accumulated Amortization	Carrying Value
Licenses	10	$48,963,200	$2,856,187	46,107,013
Intellectual property	10	90,136,800	5,257,982	84,878,818
Surface mining rights	*	3,696,177	-	3,696,177
		$142,796,177	$8,114,169	134,682,008

  *Amortized using units-of-production method.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Amortization expense related to intangible assets held by the Company for the nine months ended September 30, 2011 and 2010 was $8,114,169 and $0, respectively. The estimated amortization expense to be recognized during the three months ended December 31, 2011 is approximately $3,477,500. Estimated amortization expense for each of the next five fiscal years ending December 31, is approximately $13,910,000. These estimates do not include amortization of the surface mining rights, as they will be amortized using the units-of-production method based on estimated recoverable units and the timing of production that cannot be reasonably estimated at this time.

Impairment of long-lived assets - We review long-lived assets including property, plant and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. When assets are determined to be held for sale, they are separately presented in the appropriate asset and liability sections of the balance sheet and reported at the lower of the carrying amount or fair value less cost to sell, and are no longer depreciated.

Revenue Recognition - The Company recognizes revenue, net of any taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by the customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.  Subject to these criteria, the Company generally recognizes revenue at the time of shipment or delivery to the customer, and when the customer takes ownership and assumes risk of loss based on shipping terms.

Going Concern - The Company's financial statements for the nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported an accumulated deficit of $44,270,831 as of September 30, 2011. The Company recognized losses of $18,174,226 from its operational activities during the nine months ended September 30, 2011. These factors raise doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements - In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required.  The Company does not expect the adoption of ASU 2011-05 to have a significant impact on our financial position or results of operations as it affects presentation of comprehensive income only.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual periods beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-08 to have a significant impact on our financial position or result of operations as it is a change in application of the goodwill impairment test only.

Note 2: Reverse Merger

On October 29, 2010, the Company acquired Tombstone Technologies, Inc. ("Tombstone"), a Colorado corporation.   Although Tombstone was the surviving legal entity; Hunt remained the financial reporting entity and the merger was treated as a recapitalization. The transaction was considered a recapitalization because, prior to the transaction, Tombstone was a public company with limited assets or operations and, upon completion of the transaction, Hunt shareholders emerged with a controlling 94.6% interest in the merged Company.  Subsequent to the transaction, Tombstone changed its name to Hunt Global Resources, Inc.

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

Description	Allocated Purchase Price
Assets acquired:
Current assets	$1,002,394
Property, plant and equipment	10,935,427
Intangible assets
Licenses	48,963,200
Intellectual property	90,136,800
Liabilities assumed	(2,201,461)
Non-controlling interests	(8,833,396)
Total purchase price	$140,002,964

Summarized financial information for CGNA assuming 100% ownership, is as follows:

Balance Sheet Data	Balance at September 30, 2011
Current assets	$849,195
Property, plant and equipment, net	10.168,484
Intangible assets, net	130,985,831
Current liabilities	(2,636,957)

From March 2, 2011
(Acquisition Date) to
Statement of Operations Data	September 30, 2011
Revenues	$214,769
Cost of sales	(557,730)
Gross profit	(342,961)
General and administrative expenses	223,562
Depreciation and amortization	8,844,688
Loss from operations	(9,411,211)
Other expenses	33,775
Net loss	$(9,444,986)

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

On October 13, 2011, the Company acquired the remaining shares of CGNA common and preferred stock on the same basis as above.  The purpose of the additional acquisition of CGNA shares was to allow the Company to acquire the remaining equity interests in CGNA, resulting in CGNA becoming the Company's wholly-owned subsidiary.  We issued to certain new stockholders (stockholders in Carbon Green, Inc, the predecessor entity to CGNA) 7,975,087 shares of the Company's common stock and warrants to purchase 8,152,900 shares of the Company’s common stock. In addition, CGNA’s largest stockholder returned 2,630,800 shares of the Company’s common stock, 24,440 shares of the Company's Class A preferred stock and 26,440 shares of the Company's Class B preferred stock.

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

The acquisition of Carbon Green under the Acquisition Agreement was intended to qualify as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis.

 Minnesota Frac-Sand Operation

On May 25, 2011, the Company entered into a proposed agreement to obtain a 30 year lease of mining rights to over 900 acres of land containing an estimated 100-million tons of Northern White frac-sand. The transaction is expected to be closed once due diligence that includes approvals by regulatory agencies, further testing of the sand deposits and final negotiations of the terms of the lease has been completed.  On May 29, 2011, the Company issued a 180 day promissory note for $2,000,000, bearing interest at 10% per year, with principal and interest due at maturity. The proceeds of this note are being used to fund the required due diligence. To date the Company has incurred $1,100,000 in related expenses.

Note 4: Property, Plant and Equipment

 Property, plant and equipment consist of the following as of September 30, 2011 (unaudited) and December 31, 2010:

Description	September 30, 2011	December 31, 2010
Plant	$5,817,517	$998,000
Manufacturing equipment	5,999,218	12,000
Vehicles	93,597	25,000
Office equipment	38,207	2,972
Computer hardware	27,377	22,464
Total	11,975,916	1,060,436
Less: accumulated depreciation	(956,990)	(142,389)
Property, plant and equipment, net	$11,018,926	$918,047

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

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In accordance with ASC 470-20, Debt with Conversion and Other Options , the proceeds received from the convertible notes were allocated between the convertible notes and the detachable warrants based on the relative fair value of the convertible notes without the warrants and the warrants. The portion of the proceeds allocated to the warrants was recognized as additional paid-in capital and a debt discount. In addition, the convertible notes contained a beneficial conversion feature at issuance equal to the intrinsic value of the market price of the underlying shares and the effective conversion price of the underlying shares. The beneficial conversion feature was recognized as additional paid-in capital, limited to the amount of proceeds received, and a debt discount. The debt discount related to warrants and the beneficial conversion feature is accreted into interest expense through maturity of the notes.

In June 2011, the Company issued six 180 day convertible promissory notes totaling $2,400,000, bearing interest at 10% with principal and interest due at maturity. The notes, including unpaid interest, are convertible at maturity, at the holders’ option, into stock units of one share and one warrant at a conversion price of $1.00 per unit. The non-detachable warrants contain an exercise price of $1.50 per share and expire in two years.

In July 2011, the Company issued five 180 day convertible promissory notes totaling $455,000, bearing interest at 10% per year, with principal and interest due at maturity. The notes, including unpaid interest, are convertible at maturity, at the holders’ option, into stock units of one share and one warrant at a conversion price of $1.00 per share. The non-detachable warrants contain an exercise price of $1.00 per share, expiring in two years.

In August 2011, the Company issued a 180 day convertible promissory note for $100,000, bearing interest at 10% per year, with principal and interest due at maturity. The note, including unpaid interest, is convertible at maturity, at the holders’ option, into stock units of one share and one-half warrant at a conversion price of $1.00 per share.  The 50,000 non-detachable warrants contain an exercise price of $1.00 per share.  These warrants expire in two years. Also in August 2011, the Company issued a 180 day convertible promissory note for $50,000, bearing interest at 10% per year, with principal and interest due at maturity.  The note, including unpaid interest, is convertible at maturity, at the holders’ option, into shares of the Company at a conversion price of $1.00 per share.

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

The following table provides an analysis of activity related to convertible notes for the nine months ended September 30, 2011:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Description	Amount
Proceeds received on issuance of new notes in 2011	$3,935,000
Repayment of loan	(800,000)
Discount allocated to warrants	(628,739)
Discount allocated to beneficial conversion feature	(2,329,903)
Convertible notes after discount	176,358
Accretion of discount to interest expense	2,006,257
Conversion through issuance of common stock	(200,000)
Convertible notes at September 30, 2011	1,982,615
Unamortized discount at September 30, 2011	952,385
Total allocated to additional paid-in capital	2,958,642
Total shares of common stock to be issued, if-converted	2,945,583
Aggregate value of shares, if-converted at September 30, 2011	2,268,099
Contractual interest expense for nine months ended September 30, 2011	102,963
Effective interest rate on convertible notes	Greater than 100%

Note 6: Shareholders' Equity

Common Stock

In January 2011, we increased the authorized shares of common stock from 100,000,000 to 500,000,000.  Presented below is an analysis of common stock activity during the nine months ended September 30, 2011:
2011 Share Issuances		Shares Issued	Per Share Value	Total Value
Issuance of common stock/warrants in units on conversion of debt	(1)	980,000	$$3.18	$3,116,400
Issuance of common stock in settlement with investors	(2)	897,630	$3.15	2,827,536
Sale of common stock/warrants in units in a private placement	(3)	2,539,987	$0.79	1,994,986
Issuance of common stock upon exercise of warrants	(3)	548,436	$0.00 – $0.55	165,000
Issuance of common stock upon exercise of options	(4)	128,846	-	-
Issuance of common stock for services	(5)	200,000	$2.12	424,000
Issuance of common stock as compensation	(6)	31,305	$1.03	32,050
Issuance of common stock/warrants in units on conversion of debt	(7)	201,668	$1.00	201,668
Issuance of common stock as compensation	(8)	52,000	$1.18	61,200
Issuance of common stock upon acquisition of CGNA	(9)	30,249,256	$1.72	51,943,389

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

(6) Shares were issued as severance to former employees. The value of the shares issued was based on cash sales at date of issue.
(7) Shares were issued upon conversion of a short-term convertible note. The value of the shares issued was based on the conversion price of $1.00 per share.
(8) Shares were issued to consultants. The value of the shares issued was based on recent cash sales at date of issue.
(9) Shares were issued in exchange for CGNA shares. See further discussion at Note 3

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Preferred Stock

Other than the preferred shares issued in the CGNA transaction per Note 3, approximately 51,000 shares of which were reacquired on October 13, 2011, no preferred shares have been issued during 2011.

Warrants

The Company recognizes expenses related to share-based payments in accordance with ASC 505, Equity-Based Payments to Non-Employees, for share-based payments to non-employees and ASC 718, Compensation – Stock Compensation , for share-based payments to employees. The Company measures the expense for warrants issued during the nine months ended September 30, 2011 based on the estimated fair value of the warrant on the date issued and recognizes expense over the period the service is provided. The weighted average fair values were calculated using the Black Scholes-Merton option pricing model. The following assumptions were used to determine the fair value of the warrants issued during the nine months ended September 30, 2011:

Expected stock price volatility	48.0%
Risk-free interest rate	1.1%
Dividend yield	0.0%
Expected life of warrants	2.8 years
Weighted-average fair value	$1.99

A summary of warrant activity for the nine months ended September 30, 2011 follows:

	Shares	Weighted-	Weighted Average
	Underlying	Average	Remaining Contractual
Description	Warrants	Exercise Price	Term (in years)
Outstanding at December 31, 2010	11,270,000	$0.94	1.2
Issued in debt settlement	490,000	0.50	4.4
Issued in private placement	100,000	1.00	1.5
Issued for services rendered	275,000	1.00	1.7
Issued for conversion of note	200,000	1.00	1.4
Issued upon note issuance	973,334	1.50	1.6
Exercised	(450,000)	0.55	-
Expired	(40,000)	1.00	-
Outstanding at September 30, 2011	12,818,334	$0.97	1.4

On October 13, 2011, the Company issued warrants to purchase an additional 8,152,900 shares of Hunt Common Stock at an exercise price of $1.00 per share.

Stock Options

In addition to the options issued in the CGNA transaction, in March 2011, we issued 153,846 shares of common stock to one investor upon his cashless exercise of options.   A summary of option activity for the nine months ended September 30, 2011 is as follows:
Description	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)
Outstanding at December 31, 2010	956,666	$0.76	0.9
Granted	9,245,000	1.00	1.9
Exercised	(153,846)	0.65	-
Outstanding at September 30, 2011	10,047,820	$0.99	1.8
Exercisable at September 30, 2011	802,820	$0.78	0.9

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 7. Related Parties

On May 29, 2011 the Company entered into an agreement with Thunderlight International LTD to provide Hunt with a 180 day promissory note for $2,000,000, bearing 10% interest..  The proceeds are to be used for the due diligence and permitting costs relating to the proposed agreement for the Minnesota frac-sand operation discussed in Footnote 3.  Thunderlight was a party to the Share Purchase Agreement between Hunt Global & Carbon Green NA, dated March 2, 2011.  Its principal owner is one of the largest stockholders of Hunt.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space in The Woodlands, Texas.  The lease term is for a period of five years and two months, through October 31, 2016.  Approximate amounts of future minimum rental payments under this operating lease are:

Year Ended December 31,	Amount
2011	$18,044
2012	108,261
2013	111,399
2014	117,675
2015	117,675
2016	98,063
Total future minimum rental payments	571,117

Rent expense charged to operating expenses totaled $5,629 and $74,133 for the three months and nine months ended September 30, 2011.  From the period from inception through September 30, 2011, rent expenses charged to operating expenses totaled 1,225,865.

Note 9.  Subsequent Events

Completion of the Carbon Green N.A., Inc. Acquisition

On October 13, 2011, the Company completed the acquisition of CGNA.  The terms of the transaction are disclosed in the footnotes above.

Additional Issuances of Common Stock

The Company issued 10,000 shares of common stock to a consultant on October 13, 2011 and an additional 10,000 shares on November 13, 2011.  These shares were issued in lieu of payment for services and are valued based on the fair market value  on the date of issue.

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

PLAN OF OPERATIONS

On March 2, 2011, the Company entered into an acquisition agreement to acquire CGNA. The CGNA assets that we acquired under the Acquisition Agreement include an operating tire recycling plant, license agreements and 189 worldwide patents for a method of recycling 100% of scrap tires with a near zero carbon footprint (the “Carbon Green System”).  The Carbon Green System was created during a five year timeframe that was devoted to developing, testing, patenting and building a fully operational system that breaks down, separates and recycles 100% of scrap tires into reusable materials. The operating plant, located in the nation of Cyprus, is currently the world’s largest commercially operating tire “pyrolysis” plant.  Under the Acquisition Agreement the Company will assume existing license agreements that call for the Company to receive $2 million dollars per year for five years beginning 2011 from licensees (who would otherwise forfeit licenses), and additional royalties projected to be $20 million by the end of 2011, if sales and construction goals are met by licensees.  It is the Company's intention to build ten tire recycling plants in North America during the next five years to address the growing environmental problems caused by hundreds of millions of waste tires annually.

With the acquisition of CGNA, the Company is now focused on building revenue streams in three markets, (1) frac sand, the Company currently has a mining lease on a 350 acre site located in Conroe Texas that contains approximately 40 million tons of materials including a large percentage of frac sand and the Company has entered into a proposed agreement to acquire an additional lease on 900 acres containing approximately 100 million tons of “Northern White” frac sand which is the highest quality and most valuable natural frac sand available (the lease is based on the Company completing satisfactory due diligence that includes all of the permits that will be required to begin operations), (2) developing facilities in the U.S. devoted to separating and recycling reusable materials from scrap tires and (3) manufacture of biofuels and resin coatings from its plant it acquired in 2009 (from Momentum Biofuels).  The Company plans to begin construction on a frac sand processing plant for the Conroe lease during 2012.  The Company is pursuing several means of raising capital to fund the construction and operation of these projects in order to develop revenue from these sources as soon as possible.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011 and September 30, 2010, the Company recognized very little revenues from its operational activities.  The revenues in 2011 were generated from the pyrolysis plant in the nation of Cyprus for the seven month period we have owned CGNA (from March 2 through September 30, 2011).  These product revenues consisted of recycled rubber and steel that was extracted and separated under its patented technology.

During the nine months ended September 30, 2011, we incurred $8,902,495 in selling and general administrative expenses compared to $2,659,045 during the nine months ended September 30, 2010. The increase of $6,243,450 was a result of $2,774,975 of compensation expenses related to stock options granted pursuant to the CGNA Acquisition Agreement, $218,068 of expenses associated with CGNA for the seven month period we have owned that company and significant increases in audit/accounting ($155,000), share based compensation ($575,000), consulting ($390,000), legal ($357,000), financing costs ($816,000) and property taxes ($240,000).

During the nine months ended September 30, 2011, we incurred $8,928,770 in depreciation and amortization expenses compared to $114,064 during the nine months ended September 30, 2010. The increase of $8,814,706 was a result of depreciation and amortization associated with the acquisition of property, plant and equipment and intangible assets in the CGNA transaction.  Amortization of the intangible assets acquired from CGNA was $8,114,169 during the seven month period we have owned that company.

During the nine months ended September 30, 2011, other expenses of $9,628,780 were recorded as compared to $551,794 during the nine months ended September 30, 2010. Other expenses increased by $9,076,986 primarily as a result of the following:

●
The Company issued 980,000 shares of common stock with a value of $3,116,400 and warrants for the purchase of 490,000 shares of common stock with a value of $1,349,905 to settle $490,000 of notes payable, resulting in a loss of $3,976,305.

●	The Company issued 897,630 shares of common stock with a value of $2,827,535 to settle claims against the company for anti-dilution privileges related to debt previously retired.
●
The Company issued short-term convertible notes containing beneficial conversion features and warrants resulting in the debt being discounted by $2,958,642. The debt discount is being accreted through a charge to interest over the remaining terms of the convertible notes. The charge to interest expense related to the debt discounts totaled $2,006,257 during the nine months ended September 30, 2011.

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

During the three months ended September 30, 2011, we incurred $2,729,192 in selling and general administrative expenses compared to $876,914 during the three months ended September 30, 2010. The increase of $1,852,278 was primarily a result of $105,000 in expenses associated with CGNA as well as increases in legal expenses ($357,000), financing costs ($816,000) and consulting expense ($91,000).

During the three months ended September 30, 2011, we incurred $3,941,363 in depreciation and amortization expenses compared to $61,228 during the three months ended September 30, 2010. The increase of $3,880,135 was a result of depreciation and amortization associated with the acquisition of property, plant and equipment and intangible assets in the CGNA transaction.  Amortization of the intangible assets acquired from CGNA was $3,477,690 during the three month period.

During the three months ended September 30, 2011, other expense of $1,280,269 was recorded as compared to $174,783 during the three months ended September 30, 2010. Other expenses increased by $1,105,486 primarily as a result of the Company issuing short-term convertible notes containing beneficial conversion features and warrants resulting in the debt being discounted by $2,958,642. The debt discount is being accreted through a charge to interest expense over the remaining terms of the convertible notes. The charge to interest expense related to the debt discounts totaled $982,019 during the three months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had a working capital deficit of $9,039,536. We raised $2,000,000 in cash from a short term promissory note, and an additional $605,000 in cash from short-term convertible promissory notes.  We are currently looking for additional capital to fund our updated business plan.  We are pursuing several capital raising opportunities at this time.  There can be no assurance we will be successful in raising such capital on favorable terms, if at all.

Net cash used in operating activities during the nine months ended September 30, 2011 was $6,527,511 compared to net cash used in operating activities during the nine months ended September 30, 2010 of $2,520,541. This increase was due to an increase in operations resulting from becoming a public company, expenses associated with the acquisition and operation of CGNA and activities associated with raising capital.

Net cash provided by investing activities during the nine months ended September 30, 2011 was $154,273,compared to net cash provided by investing activities of $499,894 during the nine months ended September 30, 2010.  In 2011, $295,824 in cash was received as a part of the CGNA acquisition.  In 2010, we received $536,265 in cash from the sale of Reserve Oil Technologies.

Net cash provided by financing activities during the nine months ended September 30, 2011was $6,661,950 compared to $2,073,470 in cash provided by our financing activities during the nine months ended September 30, 2010.  This $4,588,480 increase in cash flows from financing activities was primarily due to issuances of convertible notes totaling $5,935,000, partially offset by a decrease in cash received from common stock sales of approximately $232,000 and an increase in payments on notes payable of approximately $1,502,360 during the nine month period ended September 30, 2011 compared to the comparable prior year period.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The current loans on Hunt’s books are in default and are subject to high interest rates.  Should Hunt successfully close any of the capital raises discussed above, approximately $5.8 million of the proceeds will be used to retire the existing debt obligations. Should Hunt successfully complete this refinancing of debt, its financial condition will be improved and the cost of capital will be reduced via a more favorable interest rate.

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

As required by SEC Rule 15d-15(b), Messrs. Sharp and Horne our Chief Executive Officer and Chief Financial Officer for the quarter ended September 30, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Sharp and Horne have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

There were significant changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2011, as a result of material weaknesses identified in 2010.  We are continuing to implement controls and procedures that will improve our controls over financial reporting as well as significantly improving the timeliness in meeting our financial reporting requirements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -   NONE

ITEM 1A. RISK FACTORS

See risk factors included in Form 10-K filed on April 15, 2011.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -   See disclosures included in Part 1 above.

ITEM 5. OTHER INFORMATION -

In July 2011, we entered into a memorandum of understanding with the Blacksands Pacific Group, Inc. (“BPG”), which set forth the preliminary terms of a proposed transaction.  As proposed, we would participate with BPG as equal equity owners in a joint venture that holds a 50% interest in an oil asset that would significantly increase our asset value and provide an ongoing revenue stream. BPG would also provide debt financing for our business operations. As consideration for the transaction we would issue shares of common stock and preferred stock to BPG.  We have advanced $772,000 to BPG to be used as initial funding for the assignment of the oil asset. As of the date of this filing, the asset transfer had not been completed. The parties are currently in discussions to move forward on the proposed transaction or on a new transaction that may or may not include the oil asset and other terms originally contemplated.  If the Company is ultimately unable to agree with BPG on how to proceed, our advance is to be returned as per the terms of the agreement.

Jewel Hunt and Lisa Hunt receive $15,000 per month as director compensation.  Collectively they represent one of the largest stockholders of Hunt.

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

Date: November 14, 2011