Form 10-K
period 2011-12-31
HUNT GLOBAL RESOURCES, INC.
filed 2012-03-23
CIK 1377318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 333-138184

HUNT GLOBAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Colorado	51-0431963
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

24 Waterway, Suite 200, The Woodlands, TX 77380
 (Address of Principal Executive Offices) (Zip Code)

Phone: 281-825-5000   Fax: (281) 676-2067
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of each Class
-------------------
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes     |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes  |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|               No |_ |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_|      No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    |X_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [___]      Accelerated filer [___]      Non-accelerated filer [___]    Smaller reporting company [_X_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last day of the second fiscal quarter  was approximately $58,495,670  as of June 30,  2011.

As of March 15, 2012, the registrant had 89,902,035 shares of Common Stock, no par value per share, outstanding.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Signatures

PART I

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can  have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth, prospects, the market or markets  or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the level of activity in the natural gas and oil industries;
•	the demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation affecting our customers’ operations;
•	our rights and ability to mine our properties and our renewal or receipt of the required permits
•	obtaining approvals from governmental authorities and other third parties;
•	our ability to implement our capacity or capacity expansion plans within our current timetable and budget
•	our ability to secure off take agreements for our increased production capacity, and the actual operating costs once we have completed the capacity expansion;
•	our ability to succeed in competitive markets;
•	increasing costs or a lack of dependability or availability of transportation services or infrastructure;
•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;
•	our ability to successfully complete acquisitions;
•	our ability to make capital expenditures to maintain, develop and increase our asset base
•	our ability to obtain needed capital or financing on satisfactory terms; substantial indebtedness, and
•	our ability to conclude mining leases on our Minnesota properties
•	our ability to sell or otherwise dispose of our Carbon Green business and asset

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

ITEM 1. BUSINESS

When we refer to ourselves herein, we are referring to Hunt Global Resources Inc., a Colorado corporation (formerly, Tombstone Technologies, Inc., a Colorado corporation) and its wholly owned subsidiaries (the “Hunt” or the “Company”)

History

Tombstone/Hunt Combination - On April 29, 2005, Tombstone Cards, Inc. was incorporated in the State of Colorado. . On January 19, 2010, Tombstone and its wholly owned subsidiary Hunt Acquisition Corp (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hunt Global Resources, Inc., a privately owned Texas corporation (“Hunt” or the “Company”).  The Merger Agreement and the acquisition agreed to therein (the “Acquisition”) closed on October 29, 2010.  At the closing, Hunt stockholders exchanged 91% of the outstanding shares of Hunt for Tombstone stock and Hunt was merged into Merger Sub, with Hunt as the surviving entity.   No Hunt shareholder dissented, however, not all of the remaining 9% shareholders of Hunt tendered their Hunt shares for Tombstone shares.  Since there were no Hunt dissenting shareholders, any Hunt shares not tendered lost their status as Hunt shares and became a right to receive Tombstone shares upon tender (whenever that might occur in the future).

The transaction was structured as a reverse merger whereby the shareholders of Hunt were issued Common and Preferred Stock that resulted in ownership of approximately 94.6% of the issued and outstanding stock of Tombstone on a fully diluted as-converted basis.  As a result, Hunt stockholders held a controlling interest in the combined company. This transaction resulted in the issuance of Tombstone shares as follows:

•	29,000,000 shares of restricted Tombstone Common Stock to the holders of Hunt Common Stock and Hunt Preferred Stock;
•
123,463  shares of a new Class of Tombstone Class  A  Convertible  Preferred Stock  (“Class A Preferred Stock”) to certain holders of Hunt Common Stock (having  a conversion ratio of one share of Class A Preferred Stock to 208 shares of Common Stock of Hunt);

•
125,000  shares of a new Class of Tombstone Class  B  Convertible Preferred  Stock (“Class B Preferred Stock”) to the “Controlling Stockholders” of Hunt Common Stock (having  a conversion  ratio of one  share of Class A Preferred Stock for 248 shares of Common Stock of Hunt); and

•
A reserve for issuance of  an additional  10,265,999 additional shares of Tombstone Common Stock for the exercise of stock options for 1,689,999 shares of Tombstone Common Stock that have been extended for two years and the exercise of Hunt warrants for  8,576,000 shares of Tombstone Common Stock.

The holders of 7,436,000 shares of Hunt Preferred Stock and warrants to purchase 8,576,000 shares of Hunt Common Stock that were held prior to the reverse merger, were converted into restricted Tombstone Common Stock and Warrants on a one for one basis.  The Controlling Stockholders of Hunt (Jewel and Lisa Hunt and George Sharp), converted a substantial portion of their Hunt Common Stock into Tombstone Class B Preferred Stock and will be required to hold such shares for two years unless the Tombstone Common Stock achieves a $7.00 trading price for 10 consecutive trading days.  The remaining shares of outstanding Hunt Common Stock were converted into a combination of Tombstone Common Stock and Class A Preferred Stock on a pro rata basis.  The holders of Tombstone Class A Preferred Stock were required to hold such shares for one year unless the Hunt Common Stock achieved a $3.00 trading price for 10 consecutive trading days.  No shares of Preferred Stock have been converted to date.

As a result of this transaction, Tombstone created two additional classes of securities, the Class A Preferred Stock and Class B Preferred Stock.  The Class A Preferred Stock has a deemed purchase price of $10.00 per share, shall rank senior to the Common Stock and all classes of Preferred Stock, bear no dividends, has voting rights of two hundred eight (208) votes for each share and has a liquidation preference of $10,000 per share.  The holders of Class A Preferred Stock will have the right to convert each share for 208 shares of Common Stock should the Common Stock trade at an average price of $3.00 per share for 10 consecutive trading days or after a period of one year, whichever occurs first. Those conversion restrictions have lapsed.  The Class B Preferred Stock has a deemed purchase price of $10.00 per share, shall rank senior to the Common Stock and all classes of Preferred Stock except the Class A Preferred Stock, bear a dividend of $0.56 per share on a quarterly basis commencing on January 1, 2011, has voting rights of two hundred forty eight (248) votes for each share and has a liquidation preference of $10,000 per share.  The holders of Class B Preferred Stock will have the right to convert each share for 248 shares of Common Stock should the Common Stock trade at an average price of $7.00 per share for 10 consecutive trading days or after a period of two years, whichever occurs first.

The acquisition of Hunt under the Merger Agreement was intended to qualify as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended, and was accounted for as a purchase on an accounting basis.  The summary of the Merger Agreement set forth above does not purport to be a complete statement of the terms of the Merger Agreement.

Post-Combination Meeting of Stockholders - On January 31, 2011, at the Annual Meeting of Shareholders, the shareholder’s of Tombstone voted to approve the certain proposals as follows:

•
Elected three directors:  Jewell S. Hunt, Lisa A. Hunt and George T. Sharp.   The Board appointed Mr. Hunt as Chairman of the Board of Directors. The Board appointed Ms. Hunt as Executive Co-Chairwoman of the Board of Directors.   The Board of Directors appointed Mr. Sharp as the Chief Executive Officer (CEO), Ms. Hunt as the President and Mr. Hunt as the Secretary of the Corporation.

•
Amend the Articles of Incorporation of the Company to provide that whenever the vote of shareholders at a meeting thereof is required or permitted to be taken in connection with corporate action, the meeting and vote of shareholders may be dispensed with if shareholders holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the shares entitled to vote thereon were present and voted, consent to such action in writing;

•	Amend the Articles of Incorporation of the Company to change the name of the Company to HUNT GLOBAL RESOURCES, INC.;
•	Amend the Articles of Incorporation of the Company to provide 500,000,000 authorized shares of our Common Stock;
•	Ratify the appointment of Ham, Langston & Brezina LLP as the Company’s independent auditor for the fiscal years ending December 31, 2010 and 2011;

Subsequent to the approval of the name change, we changed our OTC Bulletin Board ticker symbol from TMCI.OB to HGCO.OB.

Carbon Green N.A., Inc. (CGNA) Acquisition – On March 2, 2011, we entered into an acquisition agreement (the "Acquisition Agreement") to acquire substantially all of the equity of CGNA in exchange for the issuance of 30,249,256 shares of our Common Stock, 123,675 shares of our Class A Preferred Stock, 123,675 shares of our Class B Preferred Stock, 24,000 warrants to acquire shares of our Class A Preferred Stock at an exercise price of $208 a share expiring on March 2, 2016, and 38,285 warrants to purchase shares of our Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016.

On October 13, 2011, we acquired the remaining shares of CGNA common and preferred stock on the same basis as above.  The Company acquired the remaining equity interests in CGNA, resulting in CGNA becoming the Company's wholly-owned subsidiary.  We issued to certain new stockholders (stockholders in Carbon Green, Inc, the predecessor entity to CGNA) 8,085,443 shares of our Common Stock and warrants to purchase 8,152,900 shares of our Common Stock. In addition, CGNA’s largest stockholder returned 24,440 shares of our Class A Preferred Stock and 26,440 shares of our Class B Preferred Stock.

We obtained a valuation of CGNA provided by a valuation expert.  It was concluded that the intangible assets of CGNA had a value of $139.1 million.  The remainder of the purchase price was allocated to the other assets and liabilities based on book values which approximated fair values at March 2, 2011.  Using the market price of Hunt Common Stock as of the March 2, 2011 acquisition date, the purchase price of the acquisition of Carbon Green would have been in excess of $300,000,000.  Hunt concluded that using the fair value of the assets and liabilities assumed was a more accurate calculation of the value of CGNA versus the market price of the Hunt Common Stock on the date of the acquisition.

We also agreed to issue stock options to persons (of which 15 persons or categories of persons were named in the agreement) who were directors, employees, advisers, vendors and consultants of CGNA to purchase an aggregate of 10,000,000 shares of our Common Stock (stock options to purchase 9,245,000 shares of our Common Stock were designated in the Acquisition Agreement) .  The options have an exercise price of $1.00 per share and expire on March 2, 2014.  These options commenced vesting on September 1, 2011 and then vest in equal portions over eight quarters.  All of these security issuances were or will be unregistered security issuances.

Minnesota Frac-Sand Operation.  On May 25, 2011, we entered into an Exclusive Option Agreement (“Minnesota Option”) to obtain a 30 year lease or leases, of mining rights to approximately 950 acres of land containing an estimated 90 million tons of Northern White Jordan sand. We believe this type of sand is the highest quality sand that can be converted to “frac sand” and can be used in all types of fracturing of oil and gas deposits including those found in shale type formations.  The estimated cost to exercise the Minnesota Option for each of what the Company intends to be three separate leases is $25 million per lease.  The current schedule is that the final mining leases should be executed in the summer of 2012, completion of all necessary mining and environmental permits  in the fall of 2012 with construction of mining facilities as defined below to begin in the fall of 2012.  Through December 31, 2011 the Company has spent approximately $2.5 million to: a) advance environmental permits; b) develop the final mining and transportation plans; c) develop the design of frac sand mining and production operations with an aggregate capacity of 2.4 million tons per year; and d) developing the unique specifications for its final frac sand product offerings.  We believe based on the extensive geological and product testing, that this is one of the largest  finds in the United States and that the geologic mix of types of frac sand is one of the highest quality in the United States.  The Company has had extensive testing performed on a numerous “core samples”, which have been tested by industry third party testing laboratories and believes that the sand present in the deposit meets or exceeds industry API (American Petroleum Institute) standards.

In December 2011, we internally assessed our strategic direction and concluded we would focus our efforts on the frac sand business and exit the tire recycling and biofuels businesses.  As a result, we are attempting to sell assets associated with these discontinued operations.   The assets of the biofuels are not considered material.   We plan to use any proceeds (along with additional capital we plan to raise) to exercise the Minnesota Option discussed above and to commence construction of the related sand processing facilities.

Recent Events

Subsequent to December 31, 2011, the following significant events have occurred:

•
On February 8, 2012, we made significant changes to our Board of Directors and management of the Company.  The changes were the result of a Strategic Review of the Company in December 2011 and January 2012 and are part of a new plan to prepare for significant future growth that we believe may be possible beginning with the receipt of the necessary permits to mine for frac sand in Minnesota and refocusing the Company on the frac sand business. In order to maximize this potential, the Company is taking the necessary steps now to provide the level of corporate governance that is expected from a first tier public company. These steps include among other things: hiring managers that have a high level of expertise and experience in the oil field service business and board members that are independent and experienced in advising public companies. To initiate that plan: Joseph S. Compofelice was hired as President of the Company.  He will be appointed to the Board of Directors prior to March 31, 2012.  Manfred Sternberg was appointed to the Board Of Directors.  Lisa A. Hunt, Jewel S. Hunt V and Michael P. Horne resigned from the Board of Directors. George T. Sharp was appointed the Chairman of the Board of Directors.  Mr. Sharp continues as CEO and Mr. Horne as CFO of the Company. The Company will be announcing further additions to the executive team in the coming months.

•
In February 2012, we completed a private placement of $3.0 million of Secured Short Term Notes (“Secured Notes”) with a group of investors. The Secured Notes have a term of six months, bear interest at a rate of 10% per annum with a premium payment of between 5% of the face amount and 10% of the face amount if paid off early.   Concurrent with the closing of the Secured Notes, Lisa and Jewel Hunt surrendered 3,000,000 shares of our Common Stock to the Company which upon receipt became treasury stock. At the same time, the Company issued to the Secured Note holders 3,000,000 shares of our Common Stock in the proportion of one (1) share of our Common Stock for each $1 of the Secured Notes. The proceeds will fund working capital for 2012.

•
As of January 31, 2012, the license agreement between Hunt and Carbon Green International (“CGI”) required a $3.5 million license extension payment by CGI.  CGI is owned by John Novak, a significant shareholder in the Company. On May 29, 2011, the Company issued to Thunderlight International LTD (“Thunderlight”), a 180 day promissory note for $2,000,000, bearing interest at 10% per year, with principal and interest due at maturity.  Thunderlight is owned by John Novak, a significant shareholder in the Company. The proceeds from the loan were used to fund the Company’s obligations associated with the Minnesota Option discussed above.  During the year Thunderlight made additional advances to the Company totaling $674,116, which were used for working capital and other corporate purposes.  The Company is in the process of negotiating an arrangement with CGI and Thunderlight addressing the license extension payment and repayment of the note and advances.

Description of Business – Continuing Operations

Hunt (OTCBB:HGCO.OB) is a natural resource company focusing on the development and production of frac” sands, which is an essential component of the production of oil and gas, especially the production of oil and gas from  unconventional” shales. The primary assets of the Company include (1) the Minnesota Option to acquire the mining rights to approximately 950 acres of land containing an estimated 90 million tons of Northern Jordan White sand reserves in Minnesota, which is considered the premier raw sand in the “frac sand” industry and (2) the mining rights to 350 acres in Conroe, Texas, containing frac sand deposits of approximately 21 million tons and an additional 20 million tons of sand for other industrial uses. The technical specification for Northern Jordon White sand contained in the Minnesota property are substantially higher than for the deposits on the Texas property and therefore are expected to have substantially more economic value.

Minnesota Frac-Sand Operation.  We believe that the most valuable asset we have is the Minnesota Option which is an exclusive right to enter into a 30 year mineral lease or leases  in Merriam Junction, Minnesota. We anticipate there will be three leases, each of which will require a $25 million upfront payment upon execution of the lease agreement.  We plan to execute these  leases in 2012.  The land associated with the mineral leases consists of 950 acres currently owned by three different owners. The owners have been in the limestone mining business for more than 70 years, mining limestone from the property which is predominately sold into the “aggregate” market for infrastructure and other construction applications. The mining rights to which the Company has the exclusive right to lease, is principally to mine Northern White Jordon frac sand, which is used in oil and gas production from unconventional shale reserves in the United States and Canada. Northern White Sand is principally found beneath limestone deposits. At the present time, approximately 60% of the limestone overburden (the limestone base over the sand deposit) has been removed, which significantly lowers the cost of  mining frac sand. Also the frac sand deposits are at the level of or lower than the water table, which permits recovery of the sand by dredging, which is also lower cost than the alternative methods of mining. The Company intends to start frac sand mining at the first of the three lease properties, which has 100% of the overburden removed.  The owners of the property will be entitled to a 12.5% royalty on all revenues generated from the sale of these sand reserves.

We believe the Minnesota deposit contains an estimated 90 million tons of reserves that can be processed to meet American Petroleum Institute (“API”) frac sand size specifications. We expect to be able, upon completion of two sand processing plants, to aggregate 2.4 million tons of production capacity in Minnesota, to produce a wide range of frac sand sizes. We believe that due to a combination of these favorable attributes and robust drilling activity in the oil and natural gas industry, we can become a preferred commercial silica supplier to customers in the oil and gas proppants end market. Our Minnesota deposits are in close proximity (less than 500 miles) from one of the largest, higher pressure unconventional shale basins in the United State, commonly referred to as the “Bakken”. Higher pressure oil and gas wells are larger users of the Northern Jordon White sand than wells with lower pressures. The trends in the unconventional shale drilling business has been towards high pressure wells (that generally come from deeper drilling), more lateral sections per vertical well and an increase in the number of “frac” stages per well. Each of these trends is the result of substantial advances in drilling and hydraulic frac technology and each result in increase in the demand for frac sand, especially Northern Jordan White sand. Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, are based on the following information we have accumulated regarding the mining sites:

•	2012 reserve report prepared by an independent frac sand engineering company that estimated frac sand reserves of 90 million tons.
•
Extensive reserve coring has been completed and the deposit has been shown that all the deposit is Jordan white frac sand with the majority being coarse material with higher than normal crush properties. The Company believes that this concentration of what the industry considers course material will enable it to differentiate itself from its competition

•
 Since a portion of the 950 acre deposit site has been and will continue to be an active limestone mining site, the site has substantially all of the infrastructure, energy and rail transportation facility in place. The Company does however expect to spend a portion of the capital it intends to raise for further rail and handling facilities to match the production processes of the sand operations.

 The Minnesota reserves have been quantified by computing dimensions revealed by drill data, together with other direct and measurable observations such as outcrops, trenches and quarry faces; the grade and/or quality are computed from the results of detailed sampling; and the sampling and measurement data are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

We believe that the Minnesota deposit has a broad and high-quality mineral reserve based (as described above)on the presence of “Jordan” type Northern White Frac Sand,the strategic location of the mine and expected processing facilities.  “Reserves” are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are divided between “proven (measured) reserves” and “probable (indicated) reserves” which are defined as follows:

•
Proven (measured) reserves: Reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/pr quantity are computed from the results of detained samplings and (2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

•
Probable (indicated) reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the site for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

We categorize our reserves as proven or probable in accordance with industry guide definitions. We estimate that we had a total of approximately 90 million tons of proven reserves of Jordan type Northern White frac sand and 21 million tons of probable reserves of other sands as of December 31, 2011. The quantity and nature of the mineral reserves at each of our two properties are estimated by third party geologists and mining engineering firms. In April 2012, we will review these estimates with an independent firm that specializes in estimating sand reserves and an additional independent third party.

Texas Sand Operations - Hunt has leased the mining rights to 350 acres of land northwest of Houston for a 20 year period.  All of the sand and gravel is contained from the surface to a depth of fifty feet; the mining process is "surface mining" that uses a dredging technique, utilizing water and industrial vacuums to extract the material.  Permits required in the state of Texas for this type of mining have been obtained.   A 10% royalty based on the gross revenues derived from the aggregates extracted from the leased property is due upon commencement of production. The mineral lease does not provide for a minimum annual royalty.

Our current estimate of proven aggregates reserves is approximately 41 million tons for the Texas lease.  It is estimated that 20 tons of the Texas lease is of frac sand quality.  Estimates of reserves are of recoverable stone, sand and gravel of suitable quality for economic extraction, are based on the following information we have accumulated regarding the mining sites:

•
A geotechnical review and analysis was performed in 2006 by an independent infrastructure firm to help determine the economic viability of mining sand and gravel reserves at our mining site.  The review and analysis was updated in December 2010.

•	Testing and evaluation was performed in 2008 and 2009.
•	Further core sampling, testing and evaluation are being conducted in the summer of 2012.

Plant Design and Systems Competitive Advantage - Our plants have not been constructed as of the date of this report.  The planned design of our plants provides benefits to our Company. The process uses a hydraulic classification that allows maximum yield to sellable product with minimal waste and allows for the processing of two or more sands at one time (versus older classifying tank technology that limits production to two products simultaneously). This newer type of technology operates with fewer moving parts and yielding lower maintenance costs.

This proprietary software technology is designed to control the operations of the plant. The system allows for the control of the plant to produce custom blended orders based on customer requirements, and it allows for each type of product to be handled only once. The Company’s market plan expects to take advantage of the ability to produce custom blended products from the Minnesota deposit that it intends to brand.

Fracturing Sand - Fracturing or "fracing" is a process where a solution--made up primarily of sand and water--is injected into a well to open and maintain fractures in the oil or natural gas bearing rock. These fractures allow for the increased flow of oil or gas out of the formation, thus maximizing production. Fracing has been used on roughly 90 percent of all wells in operation today; it accounts for 30% of domestic recoverable oil and natural gas. The raw sand used for fracing is mined and not manufactured, and the supply is limited in the United States.  Additionally, when raw frac sand is resin coated, its value and demand significantly increase because the resin coating dramatically strengthens each grain, and this resistance to crushing prevents loss of permeability in fractures. Laboratory testing of Hunt's raw frac sand has shown the potential for coating our product with a high-strength resin. This added feature dramatically increases the frac sand product’s market value and the Company intends to sell to resin coating companies.

Market Assessment - We believe the trends are favorable for execution of our business plan for the following reasons, (1) the growth in the production of hydrocarbons from the vast unconventional shale reserves in the United States has the potential to material reduce the need for imported hydrocarbons; (2) the trend within the growing frac sand markettoward, among other factors, is toward deep wells, higher pressures and more frac stages per well all contribute to higher frac sand demand;  (3) the demand for frac sand at the large shale oil and gas extraction fields located in Texas, North and South Dakota, and Northeastern US  and Canada makes the Companies prime deposits in Minnesota competitive from a total delivered value point of view, (4)  and (4) supply for the high valued Northern Jordon White deposits are limited in quantity, have high cost barriers to entry and require significant time and effort to obtain the necessary mining and other environmental permits required. . We have therefore concluded there can be a significant growth opportunity for frac sand mining and production.  ..

Early History of Hunt - The leased mining site property in Texas began business operations in 1860.  In December 2008, the owners leased the surface mining rights to 350 acres of land to a newly formed company, Hunt Global Resources, Inc., a then new, privately owned Texas corporation.  As part of ascertaining the "highest and best use" of the land, engineering and environmental reports were prepared.  As a result of those efforts, it was determined that:

•
The property can supply sand and concrete gravel for the highway and building industries and it can also supply frac sand for the oil and gas industry. The material is contained from the surface to a depth of fifty feet; the mining process is "surface mining" which uses a dredging technique, utilizing water and industrial vacuums to extract the material.

•	The process is less expensive than other mining processes, and all the permits that are required in the state of Texas for this type of mining have been obtained

Applications for Sand Reserves

The primary use of the high quality sand reserves held by Hunt is in the oil and gas production business.  Hunt has access to an estimated 111 million tons of sand reserves that can be used as proppant, or "frac sand"(from its Texas lease and Minnesota Option).  This frac sand is pumped down holes in deep well applications to prop open rock fissures and increase the flow rate of natural gas or oil. In this specialized application round, whole grain deposits are used to maximize permeability and prevent formation cuttings from entering the well bore. Silica's hardness and its overall structural integrity combine to deliver the required crush resistance of the high pressures present in wells up to 10,000 feet deep. Silica’s chemical purity is required to resist chemical attack in corrosive environments.

Frac sand is used in the oil and gas industry as a part of a fracturing process to improve production. It is pumped into the well during the fracturing operation, carried along with the fluid into the fracture, and will remain in the fracture when the pressure is removed, keeping the fracture propped open and allowing an effective means by which oil can flow. Tests concluded that our frac sand product falls into various quality ranges currently selling for $40 - $120 per ton. Since frac sand is mined and not manufactured, the supply is limited and demand is predicted to remain strong into the future.

Other uses of the remaining 20 million tons of Hunt sand reserves in Texas and a portion of the deposit in Minnesota can also be used in the following industries:

Glassmaking - Silica sand is the primary component of all types of standard and specialty glass.

Metal Casting - Industrial sand is an essential part of the ferrous and non-ferrous foundry industry.

Building Products - Industrial sand is the primary component in a variety of building and construction products.

Metallurgical - Industrial sand plays a critical role in the production of a variety of ferrous and non-ferrous metals.

Chemical Production - Silicon-based chemicals.

Paint and Coatings - Paint formulators select micron-sized sands to improve the appearance and durability

Ceramics and Refractories - Ground silica is an essential component of the glaze and body formulations.

Filtration and Water Production - Industrial sand is used in the filtration of drinking water,

Recreational Sand – Various qualities of sand are used in sports and recreation.

Energy Industry Market for Hunt Frac Sand Products

The market for frac sand is estimated to expand by 75% over the next five years driven by the expansion in North American of drilling for oil and natural gas in unconventional shale formations.  Major oil and natural gas shale formations have been discovered and are being developed in Texas (Eagle Ford, Barnett, Woodford), North Dakota (Bakken), Louisiana/Arkansas (Haynesville/Fayetteville), New York/Pennsylvania (Marcellus, Utica), Colorado/Wyoming  (Baxter/Mancos) and Canada.  Although natural gas prices are depressed, crude oil prices and prices for natural gas liquids are at a historically high average and are expected to maintain high levels for some time. We believe that demand for coarse frac sand material will exceed supply for the next several years.

Industry Environmental and other Governmental Regulation

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

Competition for Hunt Products

Prime competitors to Hunt in the frac sand business are:

•	Unimin- Seven frac mines in Minnesota, Wisconsin, Missouri, Arkansas and Oklahoma with frac sand capacity of over 7 million tons per year
•	Badger – Frac mines in Wisconsin with frac sand capacity of over 4 million tons per year
•	Fairmount –Frac mines in Wisconsin with frac sand capacity of over 2 million tons per year.
•	U.S Silica – Frac mines in Illinois, Oklahoma and Missouri with frac snad capacity of 1 million tons per year.
•	Potentially a number of smaller less well capitalized new competitors for the type of frac sand at our Texas property

Funding of the Revised Hunt Business Plan

To date Hunt has been funded its operations via a combination of private debt and equity.  Since early 2009, we have raised approximately $15 million in equity transactions from the sale of Common Stock, Preferred Stock and Warrants and proceeds from various debt instruments.  Hunt has also issued equity in exchange for services and forgiveness of debt and interest.   Hunt management has successfully raised capital in the past and believes it will be able to continue to raise additional capital in the future based on the assets of Hunt.  In order to augment our capital raising efforts and help with growth planning Hunt has contracted the services of a national investment banking firm. We believe the estimated 111 million tons of frac sand quality reserves as well as 20 million tons of industrial quality sand coupled with our focused business plan, will allow us to raise capital on more favorable terms in the future.  All capital we raise in the future will be used for the acquisition, development and operation of facilities needed to mine the aggregate reserves from the Texas and Minnesota leases.

With the proposed sale of Carbon Green, we expect to use all of the cash proceeds from sale of Carbon Green to complement our fund raising efforts.  We plan to use this cash along with additional capital we plan to raise to exercise the Minnesota leasing option, obtain all of the necessary environmental permits to 90 million tons of frac sand quality reserves and begin construction of the first mining operation with 2.4 million tons of capacity in Minnesota.  Upon completion of these transactions, we will have under lease approximately 131 million tons of sand, 111 million tons of which we believe is frac sand quality. As a result, we believe that once we complete construction of mining and production facilities at our Texas and Minnesota leases, we will be positioned to become one of the largest providers of frac sand in the United States.

Description of Business – Discontinued Operations

Momentum Biofuels, Inc. - On August 21, 2009, Hunt acquired Momentum Biofuels, which included biofuel assets of $1,010,000, $965,000 in debt, approximately $600,000 in future lease obligations, and $45,000 accrued interest payable on certain debt in exchange for Momentum stock. The Company further agreed to assume other Momentum’s obligations.  Further, Hunt entered into a License Agreement with Momentum, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed commercial sand business. Momentum assigned its rights to receive the royalty from Hunt as described in the License Agreement to its parent, (Momentum-Colorado) in exchange for common shares of Momentum-Colorado equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater to be issued to Hunt. Such shares were to be issued by Momentum-Colorado as fully paid, non-assessable and subject to a non dilution agreement in favor of Hunt.

As a result of the Momentum transaction, Hunt created a subsidiary, Hunt BioSolutions, Inc. to hold and operate the bio-fuels business.  Recently, we have decided to exit the biofuels business because of the high cost of feedstock and the U.S. government’s decision to stop providing credit for the biofuels business.  As a result, operations associated with Hunt BioSolutions, Inc. and related assets held by Hunt Global Resources, Inc. have been separately disclosed as discontinued operations.  The sale of the asset is in final negotiations, management expects to sell the assets and technology associated with this busines.  We will use the proceeds associated with this sale to pay all remaining financial obligations associated with this business.

Carbon Green NA, Inc. – The principal CGNA asset we acquired was the tire recycling technology that included an operating tire recycling plant, license agreements and 4 patents in 48 countries at a pending status  for a method of recycling 100% of scrap tires with a near zero carbon footprint (the “Carbon Green System”).  The Carbon Green System was created during a five year span of time developing, testing, applications for patents, patenting, designing and building a fully operational system that breaks down, separates and recycles 100% of scrap tires into reusable materials.  The operating plant is located in the nation of Cyprus and management believes is currently the world’s largest commercially operating “pyrolysis” plant.  Pyrolysis is defined as heating at a high temperature in the absence of oxygen.

During the course of 2011, we had anticipated we would receive up to $60 million in royalty and licensing revenue associated with this technology.  In late 2011 we had revised these revenues to be approximately $20 million.   To date, we have received no royalty and licensing revenue.  Various factors caused licensees to defer or elect not to make these milestone payments, including the degrading economy in Europe and the overall slow economy worldwide.  As a result of the lack of a royalty and licensing revenue stream along with the substantial capital we believe is necessary to develop the business model we have elected to exit this business.  These developments have caused us to make a detailed analysis of the current fair value of the CGNA assets and technology.  As a result, we recorded a $101.6 million writedown of the CGNA assets at December 31, 2011.

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

As of December 31, 2011, we had a working capital deficit of $12.3 million. We have incurred a substantial net loss for the period from our inception in December 1, 2008 to December 31, 2011, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through end of 2013 and possibly thereafter. As a result, we will need to raise significant amounts of capital in order to: a) fund the minimum payments due upon the signing of the Minnesota leases and issuance of the final environmental permits required; b) construction of the sand processing facilities in Minnesota; c) working capital to arrange for logistics, distribution and marketing plans. There can be no assurance that the Company will be able to raise such funds, raise such funds at a favorable cost of capital or raise such funds in sufficient time.

There is substantial doubt about our ability to continue as a going concern.

To date, we have not yet achieved profitable operations and expect to incur losses in the development of our business. Accordingly, our independent registered public accounting firm has indicated in its report on our consolidated financial statements, as of December 31, 2011, that there exists substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes obtaining debt or equity funding from private placement or institutional sources or obtaining loans from financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on the development of our intangible leasehold asset and have not generated any revenue to date. We do not believe we will begin earning revenues from operations until late 2012 at the earliest as we transition from a development stage company. We have incurred operating losses since our inception. Based on income statement included herein, our net loss from continuing operations for the year ended December 31, 2010 was $5.3 million and our net loss from continuing operations for the year ended December 31, 2011 was $18.5 million.

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

Our purposes in divesting both Carbon Green and Hunt BioSolutions are to pursue our core business plan but no assurance can be made that we can successfully implement our new business plan.

Although Hunt has not commenced substantial operations of its business plan in the oil and gas fracing sand industry, the Company has developed a business concept that should allow it to quickly build a business in this industry and will be led by a management team with experience and existing relationships in the aggregates business. Although no assurances can be made that this strategy will be successful, we believe the acquisition of the Minnesota lease is in our best interests and the best interests of our shareholders.

We have insufficient capital to implement our repositioned business plan.

Although we have taken steps to reposition the Company and focus our business on the development of our fracing sand assets, we currently have no ability to fund the development and implementation of the entire business plan. We currently have no revenue so we expect to rely on external sources of capital through the issuance of debt and/or equity securities in private placement offerings to provide funding of our business. We recently raised $3 million in capital and expect to initiate further actions to obtain additional capital to fund our business. No assurances can be made that we will be successful in obtaining additional funding on terms and conditions that are acceptable to us.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

We estimate that we will require approximately $125 million to carry out our business plan for our aggregate operations and meet our expenses for the next several years.  We estimate we will require up to $50 million over the next 12 months.  Until such time, if at all, as we receive adequate funding, we intend to defer payment of all other obligations that are capable of being deferred. Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

We will need to take significant additional actions to secure required equipment and establish processes for our business plan and expect to incur losses during such period.

Because we have not yet begun implementation of our repositioned business in the oil and gas frac sand business, we have to take additional actions to secure the necessary manufacturing equipment as well as build the infrastructure necessary to implement the operational processes for the business. In addition, to compete effectively, any future products or services must be cost-effective and economical to deliver, as the case may be, on a commercial scale. We may not achieve any of these objectives.

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

RISKS RELATED TO OUR BUSINESS

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related regulatory action or litigation could result in increased costs and additional operating restrictions or delays for our customers, which could negatively impact our business, financial condition and results of operations.

A significant portion of our business supplies frac sand to hydraulic fracturing operators in the oil and natural gas industry. Increased regulation of hydraulic fracturing may adversely impact our business, financial condition and results of operations. The federal Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control Program (the “UIC Program”). Currently, hydraulic fracturing generally is exempt from federal regulation under the UIC Program, and the hydraulic fracturing process is typically regulated by state or local governmental authorities. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our frac sand for use in their hydraulic fracturing operations. The U.S. Environmental Protection Agency (“EPA”) has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC Program, specifically as “Class II” UIC wells. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, a committee of the U.S. House of Representatives (the “House”) is conducting an investigation of hydraulic fracturing practices and a subcommittee of the Secretary of Energy Advisory Board (the “SEAB”) of the U.S. Department of Energy has been tasked with recommending steps to improve the safety and environmental performance of hydraulic fracturing. As part of these studies, the EPA, the House committee and the SEAB subcommittee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. The SEAB subcommittee issued a preliminary report in August 2011 recommending, among other things, measures to improve and protect air and water quality, improvements in communication among state and federal regulators, reduction of diesel fuel in shale gas production, disclosure of fracturing fluid composition and the creation of a publicly accessible database organizing all publicly disclosed information with respect to hydraulic fracturing operations. Legislation is currently before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. If this or similar legislation becomes law, the legislation could establish an additional level of regulation that may lead to additional permitting requirements or other operating restrictions, making it more difficult to complete natural gas wells in shale formations. This could increase our customers’ costs of compliance and doing business or otherwise adversely affect the hydraulic fracturing services they perform, which may negatively impact demand for our frac sand products. In addition, various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. For example, Wyoming, Colorado, Arkansas, Louisiana, Michigan, Montana, Texas and Pennsylvania have imposed disclosure requirements on hydraulic fracturing well owners and operators. The availability of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate individual or class action legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater and drinking water supplies or otherwise cause harm to human health or the environment. Moreover, disclosure to third parties or to the public, even if inadvertent, of our customers’ proprietary chemical formulas could diminish the value of those formulas and result in competitive harm to our customers, which could indirectly impact our business, financial condition and results of operations. The adoption of new laws or regulations at the federal, state, local or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete natural gas wells in shale formations, increase our customers’ costs of compliance and doing business and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact our ability to complete our plans.

If our plan is not successful or management is not effective, the value of our Common Stock may decline.

As a corporate entity, we have had nominal operations since inception until 2011. As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects for the aggregates business must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:

•	build or acquire the infrastructure necessary to implement the operational processes for the business in the oil and gas sector for the manufacture and distribution of fracing sand ;
•	secure the manufacturing equipment necessary for our planned business operations; or
•	establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

Our estimates of the quantity of mineral reserves (sand and gravel reserves) may be incorrect.

We intend to mine 350 acres for sand and gravel on the Hunt lease and 950 acres on the Minnesota lease.  Regarding the Hunt lease, we have based our estimates of the quantity and value of 350 acres of mineral reserves (sand and gravel reserves) on the engineering report of a 1,000 acre tract of land that contains within it the specific 350 acres that we intend to mine.  The reserve report was written in 1985 and reaffirmed in 2006 by a professional engineer covering 1,000 acres, out of which we have an agreement whereby we can mine the specific 350 acres.  We do not know if there is an uneven distribution of minerals on the 1,000 acre tract and therefore we can only estimate what the mineral reserves on the specific 350 acres were in 1985.  We plan to conduct a new mineral reserve report for the specific 350 acres in the near future.  The new estimates of mineral reserve quantity and value could differ materially from those stated in the 1985 reserve report.

The Merriman Junction, Minnesota property consists of approximately 950 acres. The analysis on this site is more extensive than the Hunt lease. The past mining activity, soil boring data and water well logs, along with more sonic boring information has been used to establish the extent of the Jordan White reserve over the property. Twenty five sonic borings were drilled through the entire depth of the property. The thickness of the Jordan White ranges from approximately 85 to 100 feet. Gradation analysis was done at five foot intervals and was used to develop the reserve estimates. The estimates are conservatively based on mining to a depth where the composite deposit contains 70% or more material.

Our lack of commercial marketing, sales and distribution may prevent us from successfully commercializing our services, which would adversely affect our level of future revenues, if any.

Our business plan to enter the oil and gas frac sand sector is untested and unproven. We have no experience in the marketing and sales in this business.

The marketplace may not accept and utilize our services, the effect of which would prevent us from successfully commercializing any proposed services and adversely affect our level of future revenue, if any.

Our ability to market and commercialize our services for the manufacture and distribution of fracing sand and depends on the acceptance of such services by individuals and companies. We will need to develop commercialization initiatives designed to increase awareness about us and our services to consumers of fracing sand products. Currently, we have not developed any such initiatives. Without success in these areas, we may not be able to successfully commercialize any proposed products or generate revenue.

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

The execution of our present business plan depends on the continued services of George Sharp, Lou Schwartz as well as our new president Joe Compofelice. Currently, we do not maintain key-man insurance policies on the lives of these individuals and have we entered into employment agreements with any of these individuals.  The loss of any of their service would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

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

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Common Stock. Accordingly, investors must be prepared to rely on sales of their Hunt Common Stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our Common Stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 2: PROPERTIES

For discussion of Hunt’s leased mining site, refer to Item 1 – “Description of Business – Properties” above.

Hunt leases approximately 4,700 square feet of office space for its corporate office at 24 Waterway, Suite 200, The Woodlands, Texas, 77380.   Hunt is obligated under this lease to make the following future payments – $13,258 per month, from January 1, 2012 through August 31, 2016.  These payments are adjusted annually for any change in building operating expenses

The offices of Hunt BioSolutions, Inc. are located in Pasadena, Texas.  The 4,160 square feet of office space, 10,000 square feet of warehouse space and 8.7018 acres of land are occupied under the sub-lease requiring rental payments of $14,500 per month through July 14, 2012, the expiration date.  Additionally, common area maintenance charges of $3,500 per month are due and payable with the monthly rental amount.  This lease will be retired upon sale of the biofuels assets contained at this facility.

ITEM 3: LEGAL PROCEEDINGS

During 2011, taxing authorities attached a tax lien on our biofuels assets for unpaid taxes to LaPorte ISD and the Clear Lake Water Authority.  Hunt has been in negotiations with the taxing authority to reach a settlement.  The taxing authority has agreed to suspend action until April 2012.  The tax liability and associated penalties and interest in the amount of $244,798 have been recorded on our books at December 31, 2011.

During 2011, Hunt suspended lease payments on its bio diesel facility in Pasadena, Texas. Hunt believes it should  receive substantial offsets to the remaining amount owed on the lease due to the sub lessors use of the property during the time period the plant was idle and the sub lessors use of utilities that were paid for by Hunt during the term of the lease. As a result the sub lessor filed an eviction notice for failure to pay the monthly rental payments.  The evection has been put on hold while Hunt negotiates a settlement with the sub-lessor and the land owner. Hunt is planning to pay all liabilities associated with the bio diesel plant upon the sale of its biofuels assets. All liabilities associated with this lease ($84,000) have been recorded as of December 31, 2011.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Hunt's Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). Since February 3, 2011, the Company's stock has traded on the OTC Bulletin Board under the symbol "HGCO.OB." Prior to that, it traded on the OTC Bulletin Board under the symbol “TMCI.OB.”  There is no trading market for our Class A and B Preferred Stock and Warrants.  The range of Hunt's Common Stock price is shown in the following table.

	Period	High	Low
2012:
	Thru the period ended March 15, 2012	$0.66	$0.25
2011:
	For the quarter ended December 31, 2011	$0.85	$0.41
	For the quarter ended September 30, 2011	$1.90	$051
	For the quarter ended June 30, 2011	$3.20	$1.28
	For the quarter ended March 31, 2011	$3.25	$1.50
2010:
	For the quarter ended December 31, 2010	$3.00	$0.75
	For the quarter ended September 30, 2010	$2.00	$1.05
	For the quarter ended June 30, 2010	$2.44	$0.95
	For the quarter ended March 31, 2010	$1.25	$0.25

Common Stockholders - As of December 31, 2010, there were 34,213,029 shares of our Common Stock outstanding and approximately 225 shareholders of record.  As of December 31, 2011, there were 81,402,035 shares of our Common Stock outstanding and approximately 325 shareholders of record.

Preferred Stockholders – As of December 31, 2010, there were 123,463 shares of Class A Preferred Stock with voting rights equivalent to 25,680,392 shares of our Common Stock and 125,000 shares of Class B Preferred Stock with voting rights equivalent to 31,000,000 shares of our Common Stock.  None of these shares were convertible as of December 31, 2010.  There were approximately 40 shareholders of record.

As of December 31, 2011, there were 226,935 shares of Class A Preferred Stock with voting rights equivalent to 47,202,562 shares of our Common Stock and 226,460 shares of Class B Preferred Stock with voting rights equivalent to 56,162,080 shares of our Common Stock.  As of December 31, 2010, 123,463 shares of the Class Preferred Stock were convertible into 25,680,392 shares of Common Stock.  There were approximately 50 shareholders of record.

Transfer Agent and Registrar - Our transfer agent is Corporate Stock Transfer Company, 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209; Phone (303) 282-4800.

Dividend Policy - Hunt has not paid any dividends to common shareholders.  The Colorado Revised Statutes do prohibit Hunt from declaring dividends where, after giving effect to the distribution of the dividend; the Company would not be able to pay its debts as they become due in the usual course of business; or its total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Hunt began incurring a dividend on the Class B Preferred Stock of $0.56 per share on a quarterly basis commencing on January 1, 2011.  Of the total dividends of $465,751 incurred in 2011, $77,190 was paid to Class B Preferred stockholders.  The unpaid dividends due during 2011 ($388,561) have been accrued but have not been paid as of the date of this report.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of Hunt's financial condition and should be read in conjunction with Hunt's financial statements and the notes thereto set forth herein. The matters discussed in these sections that are not historical or current facts deal are forward looking statements. Hunt's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

PLAN OF OPERATIONS

During 2011, we acquired an option to lease  a 950 acre property in Minnesota that we intend to develop as a frac sand mine. We believe the property has approximately 90 million tons of high quality Northern Jordon White sand that can be used in the oil and gas drilling and production industry  We spent approximately $2.5 million during 2011 to determine the validity of this mineral deposit.  We have concluded based on third party testing, that this mine has the potential to provide up to approximately 90 million tons of “Northern White” frac sand which is the highest quality and most valuable natural frac sand available in North America.  As a result, we are in process of negotiating the lease agreements on this property.  In addition, in December 2011, we entered into an agreement with an oilfield services industry distribution company to have the non-exclusive right to market up to 1.2 million tons of frac sand from the Minnesota mine based on the Company accepting the price and term of such a sale. The Company received a $500,000 fee for such rights.

With the combination of the Minnesota exclusive option and the Texas lease, the Company is now focused on building its business model in the frac sand business.  The Company currently has the Texas lease on a 350 acre site located in Conroe Texas that contains approximately 41 million tons of materials including a large percentage of frac sand and the Minnesota Option on 950 acres that contains approximately 90 million tons of frac sand.  The cost of exercising the Minnesota Option is $25 million for each of the three leases expected on the 950 acres.  The Company plans to complete permitting, finalize geological data and begin construction on a frac sand processing plant for Minnesota lease during 2012.   The Company has commenced the process of raising the significant capital requirement to execute on its business model. The capital expected to be raised may come all in part from the following sources: a) construction financing from a variety of third parties including the current owners of the property that are the subject of the lease, public or private debt financing or public or private equity financing; b) pre-payment from the sale of frac sand from the customers for such frac sand; c) strategic partners who may also provide a variety of services including logistics management, product transportation and distribution ; d) the sale of assets including those of CGNA; and  e) any combination of the above.. There can be no assurance that the Company will be successful in raising the significant capital required to continue its operations.

During 2011, we acquired CGNA. The CGNA assets that we acquired under the Acquisition Agreement for stock include an operating tire recycling plant, license agreements and worldwide patents for a method of recycling 100% of scrap tires with a near zero carbon footprint (the “Carbon Green System”).   In December 2011, Company management made the decision to sell CGNA.  As a result of this decision, the Company recorded a write-down of the book value of CGNA assets of $101.6 million.  The operations of CGNA are presented in the financial statements as “Discontinued Operations.”

As a result of the decision to sell CGNA, the value of continuing the operations of Hunt BioSolutions diminished significantly.  In December 2011, Company management made the decision to shut down the operation of this subsidiary.  As a result of this decision, the Company recorded a write-down of the book value of its biofuels assets of $475,000.The operations of Hunt BioSolutions is presented in the financial statements as “Discontinued Operations.”

Critical Accounting Policies

Hunt has identified the policies below as critical to its business operations and the understanding of Hunt's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Hunt's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-7 for the years ended December 31, 2011 and 2010. Note that Hunt's preparation of this document requires Hunt to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Hunt's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

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

Continuing Operating Results for the year ended December 31, 2011 compared to the year ended December 31, 2010

For the year ended December 31, 2011, we reported a net loss from continuing operations of $18.5 million compared to a net loss of $5.3 million for the year ended December 31, 2010, an increase of $13.2 million.  The increase in losses in 2011 compared to 2010 were primarily due to an increase in salaries and consulting expenses primarily related to the development of the Minnesota property  (an increase of $3.3 million) and an increase in other expenses as follows:    increases in interest expense ($3.3 million), loss on debt conversion ($4.0) and a loss on a settlement with certain early investors regarding dilution provisions ($2.8 million). Hunt has an accumulated deficit since inception of $151.7 million. We have generated our first revenues from operations since inception in December 2011, when we executed a marketing agreement for the sale of frac sand from our Minnesota operation. This revenue has been deferred until the Minnesota Option is exercised.  Our accumulated deficit from our date of inception represents primarily expenses incurred with organizing the company,  significant expenditures to validate the mineral reserves in Minnesota and Texas, issuing Hunt Common Stock for services, settlements and debt with beneficial conversion features, auditing and other , professional services and  for consulting services rendered by the Company’s officers.

We anticipate that the execution of Hunt’s business plan may place a significant strain on Hunt’s management, financial and other resources. Hunt’s ability to manage the execution of its business model associated with the expansion of Hunt’s business operations will depend, among other things, on our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, technical information and accounting systems and attract, assimilate and retain qualified management and other personnel. If we fail to manage these issues, we may not be profitable in the near future, or ever.

The difficulties in managing these various business issues will be compounded by a number of unique attributes of our anticipated business operations and business strategy. Should these and other concepts not perform as expected, Hunt’s financial condition and the results of our operations could be materially and adversely affected.

Continuing Operating Results for the year ended December 31, 2010 compared to the year ended December 31, 2009

For the year ended December 31, 2010, we had a net loss of $5.3 million compared to a net loss of $10.9 million for the year ended December 31, 2009, a decrease of $5.6 million, or 51%.  The reduction in losses in 2010 were primarily due to less Hunt Common Stock issued for services ($5.4 million in 2009 versus $1.1 million in 2010) and reduced losses on debt conversions and investments ($2.1 million in 2009 versus $0 in 2010).  Hunt has an accumulated deficit since inception of $16.1 million. We have not generated any revenue from operations since inception. Our accumulated deficit from our date of inception represents various expenses incurred with organizing the company, undertaking an audit and reviews, professional and consultant fees, general office expenses, and paying for services rendered by the Company’s officers.

Discontinued Operating Results for the year ended December 31, 2011

For the year ended December 31, 2011, we reported a net loss from discontinued operations of $116.1 million.  This loss was primarily attributable to a writedown of long-lived assets (property, plant and equipment and intangible assets) of $101.6 million and losses from operations of $14.4 million.  The losses from operations were primarily attributable to $0.6 million of negative gross profit from product sales, $12.5 million of depreciation and amortization and $1.2 million of general and administrative expenses.

Discontinued Operating Results for the year ended December 31, 2010

For the year ended December 31, 2010, we reported a net loss from discontinued operations of $1.0 million.  This loss was primarily attributable to, $0.1 million of depreciation and amortization and $0.9 million of general and administrative expenses.

Liquidity and Capital Resources

We estimate that we will require approximately $7.0 million in working capital to carry out our business plan and meet our operating expenses for the next 12 months, excluding capital costs. The capital cost estimate by management to add 2.4 million of frac sand mining capacity, the necessary transportation infrastructure additions, the exercise of the Minnesota Option and other support infrastructure is estimated to be approximately $125 million. If Hunt acquires additional funding through the issuance of Hunt equity securities, Hunt’s shareholders may experience dilution in the value per share of their equity securities.

We expect to begin building a backlog of future revenues as we get closer to commencing operations at our mining site.  We believe we will be able to execute longer term contracts to provide frac sand products for a number of customers in the oil and gas drilling and production business.

At December 31, 2011, we had a working capital deficit of $12.3 million. We raised over $8 million in cash from a sales of common stock, issuance of notes payable and a bank loan.  We are currently looking for additional capital to fund our updated business plan.  We are pursuing several capital raising opportunities at this time.  There can be no assurance we will be successful in raising such capital on favorable terms, if at all.

Net cash used in operating activities during the year ended December 31, 2011 was $6.0 million compared to net cash used in operating activities during the year ended December 31, 2011 of $2.0 million. This increase was due to an increase in operations resulting from becoming a public company, expenses associated with making and managing acquisitions and activities associated with raising capital.

Net cash provided by financing activities during the year ended December 31, 2011 was $6.5 million compared to net cash provided by financing activities of $3.6 million during the year ended December 31, 2010.  In 2011, we raised $4.4 million more cash than we did in 2010.  In 2011, we made $1.6 million payments on our debt and preferred dividends versus $52,000 in 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and related footnotes of Hunt Global Resources, Inc. for the years ended December 31, 2011 and 2010 appear as pages F-2 through F-24.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

                Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Hunt’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting. We believe that the material weaknesses described below are attributable to factors caused by the startup nature of our business, going public via a reverse merger and the inability to hire personnel because of the lack of capital.

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

Changes in Internal Control over Financial Reporting

                The following changes in our internal control over financial reporting occurred during 2010 and 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. During 2010 and 2011, we (a) outsourced the accounting to a professional service firm (with no access to the bank accounts), (b) implemented cash and accounts payable procedures to monitor expenditures, (c) implemented and improved procedures for reporting consolidated financial information, (d) initiated tax compliance activities related to federal and state regulations, (e) hired a full-time CFO to oversee all of the above activities and (f) set up a treasury account system that is secured by a banking institution and insures that cash or wire transfers can only happen in a secure environment requiring at least two approvals with separate security codes.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                Based on the evaluation performed, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

•
Overall, we did not maintain an effective control environment. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Specifically, we did not maintain sufficient control over integrating acquisitions. Accordingly, management has concluded that this control deficiency constituted a material weakness. This control environment material weakness contributed to the material weaknesses discussed below and also could contribute to additional control deficiencies arising.

•
We did not maintain effective controls over cash at our acquisition. Specifically, we did not immediately implement cash controls upon the acquisition of CGNA.  The acquisition of CGNA was consummated on March 2, 2011. Between that date and the date we began exercising control over the disbursements of CGNA, approximately $1.4 million was disbursed after the close of the transaction. All transactions occurring during that time period are currently under review by the Company. This control deficiency could have resulted in a misstatement of cash that would result in a material misstatement to our interim or annual financial statements this control deficiency constituted a material weakness.

•
We did not maintain an effective control over tax reporting requirements. Specifically, the failure to provide proper tax information to vendors and contractors.  These control deficiencies could result in a misstatement to certain tax accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constituted a material weakness.

•
We did not maintain an effective control over maintaining proper IT controls. Specifically, access to the accounting system by non-accounting personnel, access to passwords of other personnel and lack of oversight over system and applications by designated IT personnel.  In addition, the Company uses the QuickBooks accounting system, which has significant limitations regarding access, posting and reporting of information.  These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constituted a material weakness.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.

     Remediation Plan

In order to remediate the material weaknesses described in 2010 and above, we undertook the following activities during 2011. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.  We hired a full time chief financial officer in March 1, 2011 replacing a part-time contract chief financial officer.  The following treasury, accounting and financial reporting personnel, policies and procedures were implemented during 2011:

•	Personnel requirements, including contracting financial reporting personnel,
•	Implementing and maintaining cash management and expenditure approval controls,
•	Engaging federal, state and property tax personnel to assure future compliance with tax reporting, and
•	Centralizing cash management for acquisitions and operating subsidiaries.

During 2012, we plan to take additional actions as follows:

•	Engaging IT personnel to implement secure accounting and financial reporting systems and applications, and
•	Document internal controls over financial reporting, sales to cash, purchase to pay, fixed assets and payroll, as well as IT controls implemented with the new accounting system.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain biographical information regarding Hunt’s directors and executive officers:

Name	Age	Position

George T. Sharp	69	Chief Executive Officer and Chairman of the Board
Michael P. Horne	52	Chief Financial Officer/Principal Accounting Officer
Joseph S. Compofelice	62	President and Director Appointee
Manfred Sternberg	60	Director
Jewel S. Hunt V	55	Former Chairman of the Board/Director
Lisa A. Hunt	52	Former Executive Co-Chairwoman of the Board/Director/President

George T. Sharp.  Mr. Sharp has been our Chief Executive Officer and Director since 2010.  He was appointed Chairman of the Board in February 2012.  From 2008 through 2010, he was the Chief Executive Officer of Hunt Global Resources, Inc., a Texas corporation.  Mr. Sharp is an entrepreneur with 35 years executive experience at the Chief Executive Officer and President level. He has founded a number of companies, having taken several of them public. He is a former leverage buyout specialist.  From 2005 until 2008, Mr. Sharp served as and Chairman of the predecessor of Hunt Global Resources, Inc.  Mr. Sharp is the CEO and a Director of Momentum Biofuels, Inc.

Michael P. Horne.  Mr. Horne became our CFO, Principal Accounting Officer and a Director in March, 2011.  Mr. Horne resigned his role as Director in February 2012.   In 2010, Mr. Horne was a consultant to Carbon Green, Inc...    From 2006 thru 2009, Mr. Horne was employed by Taxis Group as Chief Restructuring/Financial Officer.  His duties included consolidation and integration of three acquired companies. In 2005, Mr. Horne worked for Cerberus Capital as a Consultant with duties to restructure acquired automotive companies. Prior to 2005, Mr. Horne held senior executive financial roles at Visteon Corporation and Ford Motor Corporation.  Mr. Horne holds a Bachelor of Business Administration and a Master of Business Administration in Finance from University of Notre Dame.

Joseph S. Compofelice.  Mr. Compofelice became our President on February 10, 2012 and to be a Director no later than March 30, 2012.  We have agreed to appoint Mr. Compofelice as our Chief Executive officer later this year. He has served as Managing Director of Houston Capital Advisors, a boutique financial advisory, mergers and acquisitions investment banking service since January 2004. Mr. Compofelice served as Chairman of the Board of Trico Marine Service, a provider of marine support vessels serving the international natural gas and oil industry, from 2004 to 2010 and as its Chief Executive Officer from 2007 to 2010. Mr. Compofelice was President and Chief Executive Officer of Aquilex Services Corp., a service and equipment provider to the power generation industry, from October 2001 to October 2003. From February 1998 to October 2000 he was Chairman and CEO of CompX International Inc., a provider of components to the office furniture, computer and transportation industries. From March 1994 to May 1998 he was Chief Financial Officer of NL Industries, a chemical producer, Titanium Metals Corporation, a metal producer and Tremont Corp. Mr. Compofelice is currently a member of the Board of Directors of Contango Ore, Inc a development stage company, whose primary business is to explore for minerals in the State of Alaska. Mr. Compofelice received his BS at California State University at Los Angeles and his MBA at Pepperdine University.

Manfred Sternberg.  In February 2012, we appointed Manfred Sternberg as a Director. Since 2010 to the present, Mr. Sternberg has served as the Chief Executive Officer of Zebec Data Systems, Inc. a leading provider of information technology services to the healthcare, financial service and government industry sectors. From 1998 to 2007, Mr. Sternberg served as a founder and executive of Bluegate Corporation, a publicly traded firm that provided information technology outsourcing services to the healthcare industry. In 2006, Mr. Sternberg was appointed by Texas Governor Rick Perry to the Southern Governor Association (SGA) Gulf Coast Health Information Technology Task Force as the Texas public representative. Most recently, Mr. Sternberg completed a two year Pro Bono Texas Gubernatorial Appointment as the first Chairman of the Texas Health Services Authority. Mr. Sternberg is a graduate of Tulane University and obtained his law degree from LSU Law School. Mr. Sternberg has maintained a law practice in the State of Texas since 1987.  Mr. Sternberg is the Company’s only independent director as of the date of this filing.

Jewel S. Hunt V.  Mr. Hunt has been our Chairman of the Board and a Director since 2010.  Mr. Hunt resigned his role as Chairman of the Board and Director in February 2012.  Mr. Hunt is the husband of Ms. Lisa A. Hunt, our Executive Co-Chairwoman of the Board, Director and President.   Since prior to 2004, Mr. Hunt has served as the chief executive of the family real estate business.   From 2005 until 2008, Mr. Hunt served as the co-founder and Chairman of the predecessor of Hunt Global Resources, Inc.  Mr. Hunt is a Director of Momentum Biofuels, Inc.

Lisa A. Hunt.  Ms. Hunt had been our President since 2010.   In 2011 she was elected as a Director. Ms. Hunt resigned her roles as President and Director in February 2012.  From 2005 until 2008, she was a co-founder and the President and Secretary of Hunt Global Resources, Inc., a Texas corporation (now our subsidiary).  Ms. Hunt is the wife of Mr. Jewel S. Hunt, a former  director of the Company.  Ms. Hunt has 28 years of executive experience at the corporate level, designing and implementing computer software systems. .  Since 2005, she has managed the development of the 350 acre property containing the sand and gravel reserves owned by Hunt. This included supervising the design and construction of roads and the facility, along with managing relationships with the Environmental Protection Agency, Army Corps of Engineers and TECQ.

Committees of the Board of Directors

Hunt is managed by its officers under the oversight of its Board of Directors. Hunt's Board of Directors plans to establish an Audit and Compensation Committee as soon as practicable. Hunt currently has one independent director and is attempting to recruit one more independent director to serve on the Board of Directors and the Audit Committee that will qualify as an "Audit Committee Financial Expert" as defined in SEC regulations. Hunt is also establishing a Compensation Committee. There are currently no other committees under consideration.

When formed, the Audit Committee will be comprised solely of directors who are independent and financially competent, as required by the Securities Exchange Act of 1934,  as amended. At least one member of the committee will have accounting or related financial management expertise. When formed, the Compensation Committee will be comprised of directors who meet the requirements of the Securities Exchange Act of 1934, as amended.

Conflicts of Interest

Certain officers and directors of Hunt may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. . At the date of this Annual Report on Form10-K, there are no current conflicts of interests involving any of the Company's directors or executive officers as to any known business conflicts of the Company's business. No member of management is currently an officer/director or affiliate with any other public or private company that is currently, or is planning to be in a competitive business.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2011 and 2010. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during the periods, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $120,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Compensation (1)	Bonus	Stock Awards (2)	All Other Compensation	Total
Jewel S. Hunt V (3)	2011	$180,000	$-	$-	$-	(3)	$180,000
Former Chairman of the Board	2010	$-	$1,003	$-	$230,106	(3)	$230,106
George T. Sharp, Chairman of the Board	2011	$360,000	$-	$-	$-	(4)	$360,000
And Chief Executive Officer (4)	2010	$216,000	$-	$137,700	$10,065	(4)	$363,765
Lisa A. Hunt (5)	2011	$180,000	$-	$-	$-	(5)	$180,000
Former President	2010	$-	$-	$-	$174,134	(5)	$174,134
Michael P. Horne	2011	$114,750	$-	$-	$-		$114,750
Chief Financial Officer	2010	$-	$-	$-	$-		$-

(1)	Executive management was paid on a contract consulting basis from inception through December 31, 2011.
(2)	The Hunt Common Stock was valued at $0.1377 per share prior to the merger with Tombstone. All stock awards were valued at that price in 2010.
(3)	Other compensation to Mr. Hunt included $83,500 for the cost of a home office in 2010 and advances on future royalty payments of $146,606 in 2010.
(4)
Other compensation to Mr. Sharp included a car leases on his behalf.  In addition, Crown Financial of which Mr. Sharp is the principal owner of Crown Financial which has a service agreement with Hunt that was renegotiated in 2012.  See “Agreements with Executive Management” below.

(5)	Other compensation to Ms. Hunt included $20,000 for payments on a car lease in 2010 and advances on future royalty payments of $154,134 in 2010.

Executive Employment Agreements

On February 10, 2012, the Company and Crown entered into a new agreement that provided the following compensation:

Period	Amount
Year ending December 31, 2012	$420,000
Year ending December 31, 2013	$420,000

The amended employment agreement with Mr. Sharp resulted in his monthly compensation being reduced by $15,000. Beginning January 1, 2012 and continuing through December 31, 2013, Mr. Sharp shall receive $35,000 per month as a contract fee.

Mr. Compofelice will receive a minimum annual base salary of $360,000. He will be eligible to participate in Company’s annual cash incentive plan at a target annual bonus of 150% of base salary.  We have agreed to further compensate Mr. Compofelice with common stock.  He has been granted an award of Restricted Common Stock in the amount of 7.5 million shares.  The vesting for such shares will be 3.75 million shares on the effective date of the employment agreement, 1.875 million shares twelve months after the effective date and 1.875 million shares 36 months after the effective date.  The full amount of the awarded shares is subject to dilution protection until such shares are sold or until such time as the employment of Mr. Compofelice is terminated. Mr. Compofelice has been providing consulting services to the Company beginning in December 2011. The Company agreed to compensate him at the rate of $30,000 per month during the intended consulting period from December 15, 2011 to March 30, 2012. If there is a change of control of the Company, then Mr. Compofelice will be entitled to a lump sum cash bonus to be determined under a formula in his employment agreement.

2011 Grants of Plan Based Awards

In conjunction with the CGNA acquisition, we agreed to issue stock options to persons who were directors, employees, advisers, vendors and consultants of CGNA to purchase an aggregate of 10,000,000 shares of our Common Stock (stock options to purchase 9,245,000 shares of our Common Stock were designated in the Acquisition Agreement).  The options have an exercise price of $1.00 per share and expire on March 2, 2014.  These options commenced vesting on September 1, 2011 and then vest in equal portions over eight quarters.  All of these security issuances were or will be unregistered security issuances.

2011 Outstanding Equity Awards

No equity awards were issued to the Board of Directors or Executive Officers of the Company during 2011.  See “Executive Employment Agreements” above for equity awards made in 2012.

2011 Director Compensation

Since inception, no significant compensation has been paid to the directors of Hunt.

Stock Option Plans

As of December 31, 2011, (a) options to purchase 802,820 shares of Hunt Common Stock are outstanding under the Tombstone 2006 Option Plan, all of which are exercisable and (b) options to purchase 9,245,000 shares of Hunt Common Stock that were issued as part of the CGNA acquisition in March 2011, of which 1,155,625 were exercisable. In 2011, options to purchase 227,179 shares of Hunt Common Stock were exercised.

The stock options issued to CGNA persons were not part of a Stock Option Plan.  These options are classified as individual non-qualified stock option grants.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock based on voting rights as of March 15, 2012 by (1) each person known by us to own beneficially more than five percent (5%) of the voting shares of our Common Stock currently outstanding, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of March 15, 2012, shares outstanding included 89,902,035 shares of Common Stock, 453,395 shares of Preferred Stock that is convertible into 103,364,642 shares of Common Stock, Warrants to purchase 12,858,334 shares of Common Stock, Warrants to purchase 24,000 shares of Class A Preferred Stock (convertible into 4,992,000 shares of Common Stock), Warrants to purchase 38,285 shares of Class B Preferred Stock (convertible into 9,494,680 shares of Common Stock) and Stock Options to purchase 10,047,820 shares of Common Stock :

Person or Entity	Number of Shares Held (1)	% of Total	% of Voting Shares (1)
Jewel and Lisa Hunt (2) 24 Waterway, Suite 200 The Woodlands, TX 77380	43,837,206	34.25%	22.68%
John Novak c/o Bacchus Law Corp (3) 925 West Georgia Street, Suite 1820 Vancouver, British Columbia, Canada V6C 3L2	43,564,910	35.83%	16.60%
CBp Carbon Industries, c/o Bacchus Law Corp (4) 925 West Georgia Street, Suite 1820 Vancouver, British Columbia, Canada V6C3L2	32,749,080	29.66%	16.95%
Joseph S. Compofelice (5) (10) 24 Waterway, Suite 200 The Woodlands, TX 77380	7,500,000	8.34%	3.88%
Rick Richards (6) 24 Waterway, Suite 200 The Woodlands, TX 77380	7,172,720	7.65%	3.38%
George T. Sharp and Crown Financial LLC (7) (10) 24 Waterway, Suite 200 The Woodlands, TX 77380	6,392,060	6.73%	3.31%
Michael P. Horne (8) (10) 24 Waterway, Suite 200 The Woodlands, TX 77380	1,984,160	2.20%	0.74%
Manfred Sternberg (9) (10) 24 Waterway, Suite 200 The Woodlands, TX 77380	1,377,966	1.52%	0.71%

Total officers and directors	17,254,186	18.07%	8.64%

(1) Fully-diluted as-converted shares outstanding (including warrants and stock options) as of March 15, 2012 were 230,659,511.  Voting rights shares (Common and Preferred Stock) as of March 15, 2012 were 193,266,677 The voting rights share percentage is calculated by dividing the number of as converted Common and Preferred Stock held by the person or entity divided by the total as converted Common and Preferred Stock outstanding.

(2)      Jewel and Lisa Hunt are the owners of the 350 acre sand deposit that is the subject of a twenty (20) year mineral mining lease.  They are co-founders of Hunt Global Resources.  They both served as members of the Board of Directors until February 2012.  Jointly, they hold a total of 5,738,416 shares of Hunt Common Stock, 50,654 shares of Hunt Class A Preferred Stock that is convertible into 10,536,024 shares of Hunt Common Stock and 111,140 shares of Hunt Class B Preferred Stock convertible into 27,562,762 shares of Hunt Common Stock.  Jewel directly holds 2,869,208 shares of Hunt Common Stock, 25,327 shares of Hunt Class  A Preferred Stock that is convertible into 5,268,012 shares of Hunt Common Stock and 55,571 shares of Hunt Class B Preferred Stock that is convertible into 13,781,381 shares of Hunt Common Stock.  Lisa directly holds 2,869,208 shares of Hunt Common Stock, 25,327 shares of Hunt Class A Preferred Stock that is into 13,781,381 shares of Hunt Common Stock. Their percentage ownership was calculated as follows: total as converted shares held of 43,837,206, divided by Common Stock outstanding of 89,902,035 plus converted shares associated with the Preferred Stock of 38,098,788.

(3)      John Novak was the principal shareholder in CGNA prior to its acquisition by the Company on March 2, 2011.  Upon being acquired by the Company, Mr. Novak and his designated entities received 11,875,750 shares of Common Stock, 44,300 shares of Class A Preferred Stock that is convertible into 9,214,400 shares of Common Stock, 44,300 shares of Class B Preferred Stock that is convertible into 10,986,400 shares of Common Stock, 24,000 Class A Preferred Stock Warrants to purchase 4,992,000 shares of Common Stock and 26,195 Class B Preferred Stock Warrants to purchase 6,496,360 shares of Common Stock.  In addition, prior to the acquisition of CGNA, Mr. Novak and his designated entities purchased 460,000 shares of our Common Stock.  CBp percentage ownership was calculated as follows: total as converted shares held of 43,564,910, divided by Common Stock outstanding of 89,902,035 plus converted shares associated with the Preferred Stock and Warrants of 31,689,160.  These numbers represent our best estimate as of the date of this report based on the Company’s records.

(4)  CBp Carbon Industries, Inc. (“CBp”) was a principal shareholder in CGNA prior to its acquisition by the Company on March 1, 2011.  CBp owns 12,235,920 shares of Hunt Common Stock, 44,985 shares of Hunt Class A Preferred Stock that is convertible into 9,356,880 shares of Hunt Common Stock and 44,985 shares of Hunt Class B Preferred Stock that is convertible into 11,156,280 shares of Hunt Common Stock.  CBp percentage ownership was calculated as follows: total as converted shares held of 32,749,080, divided by Common Stock outstanding of 89,902,035 plus converted shares associated with the Preferred Stock of 20,513,160.

(5) Mr. Compofelice was appointed President of the Company in February 2012 and will be appointed to the Board of Directors prior to March 31, 2012. Pursuant to the Employment Agreement between Mr. Compofelice and the Company, Mr. Compofelice will be Chief Executive Office of the Company prior to December 31, 2012. In conjunction with employment with the Company, Mr. Compofelice was granted 7,500,000 of restricted Hunt Common Stock, one half of which are currently vested. One half of the remaining restricted Shares will vest one year after the date of the Employment Agreement and the balance three years after the date of the Employment Agreement.  His percentage ownership was calculated as follows: total as converted shares held of 7,500,000, divided by Common Stock outstanding of 89,902,035.  Mr. Compofelice’s contract includes an anti- dilution clause on his stock in the contract.

(6) Mr. Richards is an investor in Hunt.  Mr. Richards owns 3,310,825 shares of Common Stock and 15,528 shares of Hunt Class A Preferred Stock that is convertible into 3,229,895 shares of Hunt Common Stock.  In addition, he owns warrants to purchase 632,000 shares of Hunt Common Stock. His percentage ownership was calculated as follows: total as converted shares held of 7,172,720, divided by Common Stock outstanding of 89,902,035 plus converted shares associated with the Preferred Stock of 3,229,895 and Warrants of 632,000.

(7)  Mr. Sharp is the Chairman of the Board and Chief Executive Officer of Hunt.  He was appointed a member of the Board of Directors of the combined company subsequent to the merger.  These shares include 249,890 shares of Hunt Common Stock, 1,449 shares of Hunt Class A Preferred Stock that is convertible into 301,296 shares of Hunt Common Stock.  Mr. Sharp is an employee and Member of Crown Financial LLC, which provides his services to Hunt. Mr. Sharp was a co-founder of Hunt Global Resources. Based on Mr. Sharps work for Hunt, Crown Financial LLC was awarded shares in Hunt.  These shares include 1,089,732 shares of Hunt Common Stock, 6,317 shares of Hunt Class A Preferred Stock that is convertible into 1,313,904 shares of Hunt Common Stock and 13,860 shares of Hunt Class B Preferred Stock that is convertible into 3,437,238 shares of Hunt Common Stock.    His percentage ownership was calculated as follows: total as converted shares held of 6,392,060, divided by Common Stock outstanding of 89,902,035 plus converted shares associated with the Preferred Stock of 5,052,438.

(8)  Mr. Horne became the Chief Financial Officer of Hunt in conjunction with the Carbon Green transaction.  Mr. Horne owns or has control over 622,404 shares of Hunt Common Stock, 2,363 shares of Hunt Class A Preferred Stock that is convertible into 491,505 shares of Hunt Common Stock, 1,124 shares of Hunt Class B Preferred Stock that is convertible into 278,752 shares of Hunt Common Stock, warrants to purchase 499,720 shares of Hunt Common Stock  and is vested in options to purchase 62,500 shares of Hunt Common Stock. In addition, he has control over His percentage ownership was calculated as follows: total as converted shares held of 1,984,160, divided by Common Stock outstanding of 89,902,035 plus converted shares associated with the warrants and options of 562,220.

(9) Mr. Sternberg was appointed a director of the Company in February 2012. Mr. Sternberg owns 624,726 shares of Hunt Common Stock and 3,621.35 shares of Class A Preferred Stock that is convertible into 753,240 shares of Hunt Common Stock.  His percentage ownership was calculated as follows: total as converted shares held of 1,377,966, divided by Common Stock outstanding of 89,902,035 plus converted shares associated with the Preferred Stock of 753,240.

(10)  Officer or Director.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

There is one independent director at the date of this filing.  See Item 12 Security Ownership of Certain Beneficial Owners and Management for all significant equity transactions with officers and directors of the Company.  For further historical information regarding related parties, please refer to the Note 10 of the audited financial statements of Hunt for the year ended December 31, 2011 contained herein.

Warrants, Options and Convertible Debt

As of March 15, 2012, there are stock options to purchase 10,047,820 shares of the Company’s Common Stock at an average exercise price of $0.98 per share, warrants to purchase 973,334 shares of the Company’s Common Stock at an average price of $1.50 per share, warrants to purchase 9,285,000 shares of the Company’s Common Stock at an average exercise price of $1.00 per share and warrants to purchase 2,490,000 shares of the Company’s Common Stock at an average exercise price of $0.50 per share.

Agreements with Executive Management

On October 5, 2009, we entered into a service agreement that included a note payable to Crown whereby the Company will pay Crown Financial (owned by George Sharp) a total of $500,000 plus interest at the rate of 8% until paid in full for past executive and advisory services, including equity and debt funding.  The Company further agreed to compensate Crown for future services beginning October 1, 2009 through December 31, 2012.  The service agreement with Crown was cancelled in September 2011.  On February 10, 2012, the Company and Crown entered into a new agreement that provided the following payments for services:

Period	Amount
Year ending December 31, 2012	$420,000
Year ending December 31, 2013	$420,000

In addition to services provided through Crown, George Sharp was issued 1,000,000 shares of our Common Stock in 2010, respectively, for being a co-founder of Hunt and services performed. These shares were valued at $0.1377 per share.  Included in selling general and administrative expenses, was $137,700 related to these share issuances for the year ended December 31, 2010.

Mr. Sharp is also a shareholder and CEO of Momentum.  During 2011 and 2010, we advanced $37,000 and $188,671, respectively, to Momentum, for payment of advanced royalties.  These funds were used to fund Momentum’s operations as it has no revenues.  The Company deemed these advances uncollectible and wrote them off as a loss on its equity investment in 2011 and 2010. Mr. Sharp receives no compensation from Momentum.

Included in selling, general and administrative expenses were amounts were the following related party transactions:

	For the Year Ended December 31
	2011	2010
George Sharp for cash compensation	$360,000	$216,000
George Sharp for stock compensation	-	137,700
The Hunts for rent, utilities and expenses	-	83,500
The Hunts for compensation -	360,000	-
Total	$720,000	$677,200

The surface mining rights per the Texas property mining agreement provides for the payment of a royalty to the Hunt's equal to 10 percent of the sold price of all products mined, processed, removed or manufactured and sold from the property. On December 1, 2008, the Company's board of directors approved the prepayment of royalties to the Hunt's, not to total more than $450,000 per year. Based on the board’s actions, the Company made advanced or prepaid royalty payments to the Hunt family of $24,000 and $323,740 during the years ended December 31, 2011 and 2010, respectively. These amounts are included in prepaid royalties in the accompanying balance sheet. The Company does not intend to make further advance royalty payments on this property.

Joseph S. Compofelice was appointed President of the Company in February 2012 and will be appointed to the Board of Directors prior to March 31, 2012. Pursuant to the Employment Agreement between Mr. Compofelice and the Company, Mr. Compofelice will be Chief Executive Office of the Company prior to December 31, 2012. Mr. Compofelice’s salary is $360,000.  In conjunction with employment with the Company, Mr. Compofelice was granted 7.5 million shares of restricted Hunt Common Stock, one half of which is currently vested. One half of the remaining restricted Shares will vest one year after the date of the Employment Agreement and the balance three years after the date of the Employment Agreement.

Agreements with Principal Shareholders

On May 29, 2011, the Company issued to Thunderlight, a 180 day promissory note for $2,000,000, bearing interest at 10% per year, with principal and interest due at maturity.  Thunderlight is owned by John Novak, a principal shareholder in the Company. The proceeds from the loan were used to fund the Company’s obligations associated with the Minnesota frac sand operation that tis the subject of the Minnesota Option.  During the year Thunderlight made additional advances to the Company totaling $674,116, which were used for working capital and other corporate purposes.  At December 31, 2012, the total amount due under the note, plus interest, and the additional advances was approximately $2.7 million.  The note is in default as of the date of this report.

When the Company acquired CGNA in March 2011, the assets acquired included four international licenses to use and license the tire recycling technology granted to CGI, a company owned by John Novak.  The licenses cover Asia/Pacific, Mid-East/Africa, European Union, and Latin America.  Each license has a specified license fee payable as sub-licenses are granted by CGI with a deadline for payment of the license fee in full.  Each license also allows for extension of the deadline for payment of the license fee upon payment of a specified license extension fee.  On December 31, 2011, license extension fees were due for Asia/Pacific in the amount of $1,000,000, Mid-east/Africa in the amount of $500,000, and European Union in the amount of $2,000,000.  These extension fees have not been paid.

The Company is in the process of negotiating an arrangement with CGI and Thunderlight addressing the license extension fee payments and repayment of the note and advances.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ham, Langston & Brezina ("HLB") is the Company's principal accounting firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining HLB's independence.  On January 31, 2011, at our Annual Shareholders Meeting, our shareholders ratified the selection of Ham, Langston & Brezina LLP as the independent registered public accounting firm for the Company for the years ending December 31, 2010 and 2011.  Ham, Langston & Brezina LLP has audited our financial statements since our inception on December 1, 2008.

Audit Fees

HLB billed us in the amount of $91,342 for the year ended December 31, 2011 and $42,542 for the year ended December 31, 2010 for professional services related to their audit of our annual financial statements and their reviews of our unaudited quarterly financial statements.  All audit work was performed by the auditors' full time employees. There were no Sarbanes-Oxley 404 attest services, tax services or any other services performed in 2011 or 2010.

Board Pre-Approval

We do not have an Audit Committee.  Our Board pre-approves all auditing and non-auditing services of the independent registered public accounting firm.  The Board pre-approved 100% of HLB fees for services for years 2011 and 2010.

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

      HUNT GLOBAL RESOURCES, INC.

By:  /s/George T. Sharp
George T. Sharp, Chief Executive Officer and
Chairman of the Board

By   /s/Michael P. Horne
Michael P. Horne, Chief Financial Officer,
Principal Accounting Officer

Date: March 22, 2012

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By :/s/ George T. Sharp	CEO, Chairman of the Board	March 22, 2012
George T. Sharp	and Director

By: /s/ Manfred Sternberg	Director	March 22, 2012
Manfred Sternberg

By :/s/ Michael P. Horne	Chief Financial Officer (Principal Accounting Officer)	March 22, 2012
Michael P. Horne

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Hunt Global Resources, Inc.

We have audited the accompanying consolidated balance sheets of Hunt Global Resources, Inc. and Subsidiaries (a development stage company) (the “Company”), as of December 31, 2011 and 2010, and the consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception, December 1, 2008, to December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and for the period from inception, from December 1, 2008 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As shown in the financial statements, the Company incurred net losses of $135,104,374 and $5,363,471 for the years ended December 31, 2011 and 2010, respectively.  At December 31, 2011, current liabilities exceed current assets by $12,290,794.  These factors, and the others discussed in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

//s// Ham, Langston & Brezina, LLP

Houston, Texas
March 22, 2012

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$170,745	$1,069,473
Related party receivables	52,675	29,413
Prepaid royalties to related parties	646,986	622,986
Prepaid expenses and other	36,554	59,074
Current assets of discontinued operations	538,302	-

Total current assets	1,445,262	1,780,946

Property, plant and equipment, net of accumulated depreciation
of $16,903 and $6,422 at December 31, 2011 and 2010	47,037	41,022
Surface mining rights and royalty agreement	3,696,177	3,696,177
Noncurrent assets of discontinued operations	36,126,545	877,025
Other assets	97,373	25,000

Total assets	$41,412,394	$6,420,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable and long-term debt	$3,876,601	$4,346,704
Short-term convertible debt, net of unamortized
discount of $65,665 at December 31, 2011	2,869,335	-
Notes payable to related parties	2,500,000	1,100,000
Accounts payable, including amounts due to related
parties of $773,189 and $438,252 at December
31, 2011 and 2010 , respectively	1,202,852	1,033,879
Accrued interest payable	565,208	323,653
Accrued dividends payable	435,228	46,666
Other accrued liabilities	96,051	-
Deferred revenue	500,000	-
Current liabilities of discontinued operations	1,690,781	-

Total liabilities	13,736,056	6,850,902

Shareholders' equity (deficit):
Preferred stock, no par value, 1,000,000 shares authorized:
Class A convertible preferred, 325,000 shares authorized,
226,935 and 123,463 shares issued and outstanding at	40,124,817	2,414,139
December 31, 2011 and 2010, respectively
Class B convertible preferred, 325,000 shares authorized,
226,460 and 125,000 shares issued and outstanding at	44,399,079
December 31, 2011 and 2010, respectively		310,642
Common Stock, no par value per share, 500,000,000
shares authorized, 81,402,035
and 37,442,453 shares issued and outstanding at
December 31, 2011 and 2010, respectively	90,239,920	13,884,175
Additional paid-in-capital	5,112,167	-
Accumulated other comprehensive loss	(521,334)	-
Loss accumulated during the development stage	(151,678,311)	(17,039,688)

Total shareholders' equity (deficit)	27,676,338	(430,732)
Total liabilities and shareholders' equity (deficit)	$41,412,394	$6,420,170

The accompanying notes are an integral part of these consolidated financial statements.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			From Inception
			December 1, 2008,
	For the Year Ended December 31,		to December 31,
	2011	2010	2011

Operating expenses:
Selling, general, and administrative	$7,686,680	$3,378,063	18,896,868
Depreciation and amortization	10,461	7,036	17,497

Total operating expenses	7,697,141	3,385,099	18,914,365

Loss from operations	(7,697,141)	(3,385,099)	(18,914,365)

Other income and (expense):
Interest and other income	33,391	55	34,101
Interest expense	(4,066,033)	(758,396)	(6,515,365)
Gain (loss) on debt conversion	(3,976,305)	-	(4,904,286)
Equity in loss of Momentum	(46,500)	(188,671)	(265,171)
Loss on settlement	(2,827,535)	-	(2,827,535)
Gain on debt extinguishment	38,242	-	38,242
Loss on investment	-	(5,080)	(1,172,595)

Total other income and (expense), net	(10,844,740)	(952,092)	(15,612,609)

Net loss from continuing operations	(18,541,881)	(4,337,191)	(34,526,974)

Losses from discontinued operations	(116,096,742)	979,614	(117,151,337)

Net loss	(134,638,623)	(5,316,805)	(151,678,311)

Preferred stock dividends	(465,751)	(46,666)	(605,503)

Net loss attributable to Common Stock	$(135,104,374)	$(5,363,471)	$(152,283,814)

Net loss per common share from continuing operations
basic and diluted	$(0.27)	$(0.06)
Net loss per common share from discontinued operations
basic and diluted	$(1.71)	$(0.01)
Net loss per common share
basic and diluted	$(1.98)	$(0.07)

Weighted average shares outstanding -
basic and diluted	68,081,082	76,507,008

The accompanying notes are an integral part of these consolidated financial statements.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Losses
								Accumulated	Accumulated
							Additional	Other	During the
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-In	Comprehensive	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Balance at inception, December 1, 2008	-	$-	-	$-	4,878,000	$-	$-	$-	$-	$-

Issuance of common stock for leasehold
agreement	-	-	-	-	50,146,427	91,000	-	-	-	91,000
Issuance of common stock to compensate
debt-holders	-	-	-	-	2,729,845	682,056	-	-	-	682,056
Net loss	-	-	-	-	-	-	-	-	(819,369)	(819,369)

Balance at December 31, 2008	-	-	-	-	57,754,272	773,056	-	-	(819,369)	(46,313)

Issuance of common stock in settlement
of debt and payment of interest expense	-	-	-	-	55,108	13,770	-	-	-	13,770
Common stock and warrants sold as units
in a private placement	-	-	-	-	2,506,000	2,506,000	-	-	-	2,506,000
Common stock and warrants issued in units
in settlement of debt	-	-	-	-	2,052,000	2,052,000	-	-	-	2,052,000
Common stock and warrants issued in units
to consolidate and extend debt	-	-	-	-	950,000	950,000	-	-	-	950,000
Issuance of common stock to amend debt	-	-	-	-	200,000	200,000	-	-	-	200,000
Issuance of common stock for services	-	-	-	-	21,412,741	5,350,195	-	-	-	5,350,195
Net loss	-	-	-	-	-	-	-	-	(10,903,514)	(10,903,514)

Balance at December 31, 2009	-	-	-	-	84,930,121	11,845,021	-	-	(11,722,883)	122,138

Common stock issued for debt settlement	-	-	-	-	370,358	193,000	-	-	-	193,000
Sale of common stock	-	-	-	-	3,819,537	1,699,000	-	-	-	1,699,000
Exercise of options	-	-	-	-	73,333	9,000	-	-	-	9,000
Common stock and warrants sold as units
in a private placement	-	-	-	-	1,728,000	1,728,000	-	-	-	1,728,000
Common stock issued for investment	-	-	-	-	220,451	55,080	-	-	-	55,080
Issuance of common stock for services	-	-	-	-	2,981,145	1,126,521	-	-	-	1,126,521
Exchange of Class A and Class B preferred
stock for common	123,463	2,414,139	125,000	357,308	(56,680,492)	(2,771,447)	-	-	-	-
Preferred stock dividends	-	-	-	(46,666)	-	-	-	-	-	(46,666)
Net loss	-	-	-	-	-	-	-	-	(5,316,805)	(5,316,805)

Balance at December 31, 2010	123,463	2,414,139	125,000	310,642	37,442,453	13,884,175	-	-	(17,039,688)	(430,732)

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

									Losses
								Accumulated	Accumulated
							Additional	Other	During the
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-In	Comprehensive	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Sale of common stock	-	-	-	-	2,539,999	1,997,651	-	-	-	1,997,651
Issuance of common stock for services	-	-	-	-	303,305	527,850	-	-	-	527,850
Warrants issued for services	-	-	-	-	-	-	573,653	-	-	573,653
Exercise of stock options and warrants	-	-	-	-	702,282	165,000	-	-	-	165,000
Acquisition of CGNA	103,472	37,710,678	101,460	44,088,437	38,334,699	67,519,642	-	-	-	149,318,757
Stock options issued to employess of CGNA	-	-	-	-	-	-	675,359	-	-	675,359
Issuance of common stock in settlement
of debt and payment of interest expense	-	-	-	-	1,181,667	3,318,067	-	-	-	3,318,067
Warrants issued for debt conversion	-	-	-	-	-	-	1,349,905	-	-	1,349,905
Warrants issued with convertible debt	-	-	-	-	-	-	657,909	-	-	657,909
Value of beneficial conversion feature	-	-	-	-	-	-	2,321,092	-	-	2,321,092
Common stock issued for settlement	-	-	-	-	897,630	2,827,535	-	-	-	2,827,535
Preferred stock dividends	-	-	-	-	-	-	(465,751)	-	-	(465,751)
Other comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(134,638,623)	(134,638,623)
Foreign currency translation	-	-	-	-	-	-	-	(521,334)	-	(521,334)

Total comprehensive loss										(135,159,957)

Balance at December 31, 2011	226,935	$40,124,817	226,460	$44,399,079	81,402,035	$90,239,920	$5,112,167	$(521,334)	$(151,678,311)	$27,676,338

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			From Inception,
			December 1, 2008
	For the Year Ended December 31,		to December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(134,638,623)	$(5,316,805)	$(151,678,311)
Loss from discontinued operations	116,096,742	979,614	117,151,337
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	10,461	7,036	17,497
Loss on investment	-	5,080	1,172,595
Loss (gain) on debt conversion	3,976,305	-	4,904,286
Loss on settlement agreement	2,827,535	-	2,827,535
Equity in losses of Momentum	46,500	188,671	265,171
Common stock and warrants issued for services	1,101,502	1,126,521	7,578,218
Gain on extinguishment of debt	(38,242)	-	(38,242)
Stock options issued for compensation	675,359	-	675,359
Common Stock issued for interest expense	-	-	888,941
Accretion of debt discount	2,951,579		2,951,579
Investment exchanged for services	-	-	10,000
Issuance of note payable for consulting	-	-	500,000
Changes in operating assets and
liabilities, net of acquisitions:
Receivables	(23,262)	28,587	(51,175)
Prepaid expenses and other	(109,280)	(379,537)	(791,340)
Accounts payable and accrued liabilities	630,505	1,400,903	2,597,660
Deferred revenue	500,000	-	500,000
Net cash used in operating activities, continuing
operations	(5,992,919)	(1,959,930)	(10,518,890)
Net cash used in operating activities, discontinued
operations	(1,536,199)	(878,100)	(2,425,248)
Net cash used in operating activities	(7,529,118)	(2,838,030)	(12,944,138)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,476)	(47,463)	(71,359)
Investment in Momentum	(46,500)	(188,671)	(235,171)
Other investments	10,000	(25,000)	(15,000)
Investment in Reserve Oil Technologies	-	-	(46,416)
Proceeds from sale of Reserve Oil Technologies	-	586,265	586,265
Net cash (used in) provided by investing activities,
continuing operations	(52,976)	325,131	218,319
Net cash provided by investing activities,
discontinued operations	67,758	-	72,206
Net cash provided by investing activities	14,782	325,131	290,525

Cash flows from financing activities:
Proceeds from notes payable	5,935,000	193,000	6,416,699
Payments on notes payable	(1,502,362)	(52,394)	(1,717,211)
Payment of dividends on preferred stock	(77,189)	-	(77,189)
Proceeds from issuance of common stock	2,162,651	3,436,000	8,104,651
Net cash provided by financing activities,
continuing operations	6,518,200	3,576,606	12,726,950
Net cash provided by financing activities,
discontinued operations	97,408	-	97,408
Net cash provided by financing activities	6,615,608	3,576,606	12,824,358

Net increase (decrease) in cash and cash equivalents	(898,728)	1,063,707	170,745
Cash and cash equivalents, beginning of period	1,069,473	5,766	-
Cash and cash equivalents, end of period	$170,745	$1,069,473	$170,745

The accompanying notes are an integral part of these consolidated financial statements.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF BUSINESS

Hunt Global Resources, Inc.  (A Colorado corporation) and Subsidiaries (“Hunt” or the “Company”) is a Houston based development stage company focused on the development and production of fracing sand for the oil and gas exploration industry. The Company’s business model centers on the mining and marketing of its high quality sand reserves. The Company has three wholly-owned Subsidiaries, Hunt Global Resources, Inc. (a Texas corporation), Carbon Green NA, Inc. (A Colorado corporation) and Hunt BioSolutions, Inc. (a Texas corporation).

Initial Start-Up

On December 1, 2008, the Company entered into the Hunt Land and Mineral Lease Agreement (the “Mining Agreement”) and secured the surface mining rights to 350 acres of land in northwest Houston which contains high-grade sand and gravel reserves.  The majority owners of the land are Jewel and Lisa Hunt (44.45%), former officers and directors of the Company, and Mallie Hunt Adams (44.45%).

In exchange for the mining rights, the Company issued to the owners of the land 91,000,000 shares of Common Stock as founders’ shares valued at $91,000.  In addition, the Company assumed debt on the mining property and related accrued interest in the amount of $3,605,177.  Per the terms of the Mining Agreement, the Company will pay the land owners a royalty of 10% of the sold price of all products mined, processed, removed or manufactured and sold from the mining site.  The term of the lease is twenty years and expires on December 31, 2028 unless extended in writing by the parties to the lease.  The Company is responsible for the maintenance of the property and all property taxes during the term of the lease.  Management estimates that the land under the Mining Agreement has reserves of sand and gravel that are expected to provide production for 10 years.

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

•
123,463 shares of Class A Convertible Preferred Stock (”Class A Preferred Stock”) to certain holders of the Company's Common Stock.  The Class A Preferred Stock has a deemed purchase price of $10.00 per share, ranks senior to Common Stock and all other classes of preferred stock, bear no dividends, has voting rights of two hundred eight (208) votes for each share  and has a liquidation preference of $10,000 per share.  The holders have the right to convert each share for 208 shares of Common Stock if the Common Stock trades at an average price of at least $3.00 per share for 10 consecutive trading days or after a period of one year, whichever occurs first.

•
125,000 shares of Class B Convertible Preferred  Stock (“Class B Preferred Stock”) to certain “Controlling Stockholders” (Jewel Hunt, Lisa Hunt and George Sharp, through his company, Crown Financial) of the Company's Common Stock. The Class B Preferred Stock includes a deemed purchase price of $10 per share, ranks senior to Common Stock and all other classes of preferred stock except the Class A Preferred Stock, bears a dividend of $0.56 per share on a quarterly basis commencing on January 1, 2011, has voting rights of two hundred forty eight (248) votes for each one (1) share and has a liquidation preference of $10,000 per share.  The holders have the right to convert each share for 248 shares of Common Stock if the Common Stock trades at an average price of $7.00 per share for 10 consecutive trading days or after a period of two years, whichever occurs first.

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

•
The holders of 142,564,001 shares of the Company's Common Stock received the equivalent of 82,564,000 shares of Tombstone Common Stock which, based on the conversion ratio, resulted in the same effect as a 1 for 1.814622 reverse split of the Company's existing Common Stock. The Company's common shareholders received Tombstone shares as follows:

Number of
Common
Description	Equivalents
Hunt Common Stock outstanding on the date of the merger transaction	142,564,001
Less effect of exchange ratio	(64,000,001)
Tombstone Common Stock equivalents received	78,564,000
Class B Preferred Stock received by Controlling Stockholders	(31,000,000)
Remaining Tombstone Common Stock equivalents	47,564,000
Class A Preferred Stock issued on a pro-rata basis based on the remaining
Tombstone Common Stock equivalents	(26,000,000)
Tombstone Common Stock issued on a pro-rata basis based on the
remaining Tombstone Common Stock equivalents	21,564,000
Tombstone Common Stock issued to Hunt preferred shareholders on a one-for-one basis	7,436,000
Shares of Common Stock of Tombstone outstanding prior to the merger	4,878,000
Total Common Stock outstanding or issuable at the date of merger	33,878,000

The merger was intended to qualify as a tax-free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis. The capital accounts of the Company have been adjusted on a retroactive basis to reflect the merger/recapitalization.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Certain amounts previously presented in the financial statements at December 31, 2010 have been reclassified to conform to the current presentation at December 31, 2011.  The consolidated financial statements include the accounts of Hunt and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates primarily relate to the assessment of warrants and debt and equity transactions, the estimated lives and methods used in determining depreciation of fixed assets, of estimated net realizable value of assets held for sale and related provision for impairment and the valuation of business acquired.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments having maturities of three months or less at the date of purchase.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Intangible Assets

Intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is the fair value as at their date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. Internally generated intangible assets are not capitalized and expenditure is recognized in the consolidated statement of operations in the year in which the expenditure is incurred. Intangible assets consist of licenses and intellectual property. Intangible assets related to licenses and intellectual property were measured on initial recognition at fair value, and were being amortized over 10 years. However, these assets were written down to estimated net realizable value at December 31, 2011 and an impairment loss of $101,564,623 recognized, based on management’s decision to exit the business of CGNA and seek a buyer of the related assets The following table presents the cost, accumulated amortization and impairment reserve of intangible assets, all of which are included in discontinued operations, as of December 31, 2011:

	Estimated		Accumulated	Impairment
Intangible Assets	Useful Life	Cost	Amortization	Reserve

Licenses	10	$48,963,200	$4,080,267	$37,454,238
Intellectual property	10	90,136,800	7,511,400	64,110,385

		$139,100,000	$11,591,667	$101,564,623

Impairment of Long-Lived Assets

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

The Company reviews long-lived assets including property, plant and equipment and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. When assets are determined to be held for sale, they are separately presented in the appropriate asset and liability sections of the balance sheet and reported at the lower of the carrying amount or fair value less cost to sell, and are no longer depreciated. We recorded a write-down of our biofuels and tire recycling long lived assets in the amount of $101,767,771 at December 31, 2011.

Surface Mining Rights

Surface mining rights represent amounts associated with obtaining, zoning, permitting and other rights to access and extract aggregates reserves. Contractual rights in place associated with aggregates reserves are amortized using a unit-of-production method based on estimated recoverable units. To date, we have recognized no amortization of surface mining rights.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as described below:

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value Measurements, continued

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

The Company includes all dilutive common stock equivalents and excludes all anti-dilutive common stock equivalents in the calculation of earnings per share. The number of potentially dilutive common stock equivalents that have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive for the years ended December 31, 2011 and 2010, was 143,729,348 and 68,907,508, respectively. An analysis of the potentially dilutive common stock equivalents at December 31, 2011 and 2010 is as follows:

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Earnings per share, continued
	Number of Common Stock Equivalents
	2011	2010
Warrants for purchase of Common Stock	12,908,334	11,270,000
Options for purchase of Common Stock	10,047,820	956,666
Preferred Stock contingently convertible to Common Stock	103,364,560	56,680,392
Warrants for purchase of convertible Preferred Stock	14,486,680	-
Convertible short-term notes	2,921,954	-
Potentially dilutive Common Stock equivalents	143,729,348	68,907,508

Income Taxes

Income taxes are accounted for under the assets and liability method.  Under this method, the deferred tax assets and liabilities are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

Comprehensive Loss

The Company’s total comprehensive loss includes net loss and other comprehensive loss items listed in the table below:

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED,

Comprehensive Loss, continued
	Year Ended December 31,
	2011	2010
Net loss	$(134,638,623)	$(5,316,805)
Foreign currency translation loss	(521,334)	-
Comprehensive loss	$(135,159,957)	$(5,316,805)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for reporting periods beginning after December 15, 2011with application on a prospective basis. Management is currently evaluating the impact of this new guidance

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required.  We do not expect the adoption of ASU 2011-05 to have a significant impact on our financial position or results of operations as it affects presentation of comprehensive income only.

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

In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU No. 2011-11 was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The amendments under ASU No. 2011-11 require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU No. 2011-11 is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of ASU No. 2011-11 is not expected to have a significant impact on our financial position or result of operations.

In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU No. 2011-12 defers the effective date for provisions of ASU No. 2011-05 requiring entities to present the effects of reclassifications out of accumulated other comprehensive on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and reinstates the requirement that reclassifications must be either disclosed on the face of the financial statements or in the notes. The adoption of ASU No. 2011-12 is not expected to have a significant impact on our financial statements or disclosures.

3.	GOING CONCERN CONSIDERATIONS

Hunt has incurred significant losses from operations since inception, has limited financial resources and a significant deficit in working capital at December 31, 2011. These factors raise substantial doubt about Hunt’s ability to continue as a going concern. Hunt’s consolidated financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $151,678,311 through December 31, 2011. Hunt’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACQUISITIONS AND DISPOSITIONS

Carbon Green N.A., Inc. (CGNA) Acquisition

On March 2, 2011, the Company entered into an acquisition agreement (the "Acquisition Agreement") to acquire CGNA. The acquisition was achieved in steps. In the first closing on March 2, 2011 the Company completed the acquisition of substantially all of CGNA, but a minority interest remained.  In the second closing on October 13, 2011, acquisition of the remaining minority interest in CGNA was completed. Under the terms of the Acquisition Agreement, the Company ultimately acquired CGNA in exchange for the issuance of 38,334,699 shares of the Company's Common Stock, 103,472 shares of the Company's Class A Preferred Stock, 101,460 shares of the Company's Class B Preferred stock, warrants to acquire 24,000 shares of the Company's Class A Preferred Stock at an exercise price of $208 a share expiring on March 2, 2016, and warrants to purchase 38,285 shares of the Company's Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016.

The Company obtained a valuation of CGNA provided by a valuation expert.  It was concluded that the intangible assets of CGNA had a value of $139.1 million.  The remainder of the purchase price was allocated to the other assets and liabilities based on book values which approximated fair values at March 2, 2011.  Using the market price of Hunt Common Stock as of the March 2, 2011 acquisition date, the purchase price of the acquisition of Carbon Green would have been in excess of $300,000,000.  Hunt concluded that using the fair value of the assets and liabilities assumed was a more accurate calculation of the value of CGNA versus the market price of the Hunt Common Stock on the date of the acquisition.  The allocation of the purchase price is as follows:

Description	Allocated Purchase Price
Assets acquired:
Current assets	$704,450
Property, plant and equipment	11,001,265
Intangible assets
Licenses	48,963,200
Intellectual property	90,136,800
Liabilities assumed	(1,486,958)
Total purchase price	$149,318,757

The Acquisition Agreement also includes provisions for the Company to issue certain directors, employees, advisers, vendors and consultants of CGNA stock options to purchase up to 10,000,000 shares of our Common Stock, 9,245,000 of which have been designated at an exercise price of $1.00 per share, expiring on March 2, 2014.  The 8,345,000 options issued to investors were included in the purchase price of CGNA and the remaining 900,000 options issued to employees are being amortized to expense on a straight line basis through March 2, 2014. During the period from March 2, 2011 to December 31, 2011, the Company recognized compensation expense of $675,359 related to the options issued to employees. An additional $1,300,000 of expense will be recognized over the term of these options if the employees stay with the Company and a sale of CGNA is unsuccessful. A successful sale of CGNA will result in immediate vesting of the options.

Decision to Dispose of CGNA and Hunt Biosolutions

In December 2011, the Company reviewed its asset mix and the strategic direction of the Company for the future. The Company determined that the best use of resources to enhance shareholder value would be to focus efforts on the frac sand business and exit the tire recycling business acquired from CGNA and the biofuels business. The Company immediately began discussions with potential buyers of the tire recycling business and biofuel plant.

Tire Recycling Business (CGNA)

On December 21, 2011, the Company signed an Offering Term Sheet for the sale of all of the assets of CGNA. The agreement was subsequently terminated by the parties and the Company is actively pursuing alternative investors. The Company expects to sale CGNA during the second quarter of 2012. Accordingly, the Company classified the assets and liabilities associated with CGNA as held for sale in the accompanying consolidated balance sheets, and the operating results as discontinued operations in the consolidated statements of operations. The operating loss for the year ended December 31, 2011 includes an impairment charge associated with the tire recycling business of $101,564,623 to reduce the carrying value of the licenses and intellectual property to fair value based on the terms of the Offering Term Sheet. The carrying amounts of the assets and liabilities of the tire recycling business as of December 31, 2011 and 2010 were as follows:

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACQUISITIONS AND DISPOSITIONS, CONTINUED

Tire Recycling Business (CGNA), continued

Following is an analysis of the assets and liabilities of CGNA at December 31, 2011:

December 31,
Assets	2011
Current assets:
Cash and cash equivalents	$161,850
Accounts receivable	98,808
Inventory	124,900
Other current assets	152,743
Total current assets	538,301

Property and equipment	9,611,068
Intangible assets	25,943,711
Total assets	$36,093,080
Liabilities
Current liabilities:
Accounts payable	$650,158
Accrued liability to a related party	338,271
Notes payable	604,681
Other liabilities	97,671
Total liabilities	$1,690,781

The results of operations of CGNA for the period from the date of acquisition, March 2, 2011 to December 31, 2011, are as follows

March 2, 2011
Operations Data	to December 31, 2011
Revenues	$275,364
Cost of sales	(904,084)
Gross margin	(628,720)

General and administrative expenses	(357,322)
Depreciation and amortization	(12,406,726)
Impairment of intangible assets	(101,564,623)
Loss from operations	(114,957,391)
Interest expense	(40,037)
Net loss	$(114,997,428)

Biofuels Business of Hunt Biosolutions

On January 31, 2012, the Company entered into a letter of intent for the sale of the biofuels plant and equipment and assumption of the associated lease, held by Hunt Biosolutions, Inc., a wholly-owned subsidiary of the Company. This transaction is subject to certain closing conditions, including the Company’s payment of past due property taxes totaling approximately $270,000. The Company expects to complete the sale during the second quarter of 2012. Accordingly, the Company classified the biofuels plant and equipment as held for sale on the accompanying consolidated balance sheets, and the operating results associated with the assets as discontinued operations in the statements of condition. The operating loss for the year ended December 31, 2011 includes an impairment charge of $203,148 to reduce the carrying value of the plant and equipment to fair value based on the terms of the letter of intent. The carrying amounts of the biofuels plant and equipment was $571,767 and $877,025 as of December 31, 2011 and 2010, respectively.

Hunt Biosolutions, Inc. had losses from operations of $1,099,314 and $970,614 for the years ended December 31, 2011 and 2010, respectively. Net losses were also $1,099,314 and $970,614 for the years ended December 31, 2011 and 2010, respectively.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACQUISITIONS AND DISPOSITIONS, CONTINUED

Acquisition of Option for Minnesota Frac-Sand Mining Rights

On May 25, 2011, the Company entered into an exclusive option agreement to obtain a 30 year lease of mining rights to over 950 acres of land containing an estimated 90-million tons of high quality sand that can be used as fracing sand for the oil and gas industry. The option consists of three leases that require upfront payments of $25 million to commence development of the lease.  In addition, the owners of the leased properties will be entitled to a 12% royalty on revenues generated from the sale of this frac sand.  The transaction is expected to be closed once all approvals by regulatory agencies and final negotiations of the terms of the lease have been completed and the appropriate capital has been raised.  On May 29, 2011, the Company issued a 180 day promissory note for $2,000,000, bearing interest at 10% per year, with principal and interest due at maturity. The proceeds of this note are being used to fund the requirements to obtain the regulatory permits. To date the Company has incurred approximately $2,500,000 in related expenses and expects to incur and additional $1,000,000 in such expenses in 2012.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
Computer equipment	$22,464	$22,464
Vehicles	25,000	25,000
Furniture and fixtures	16,476	-
	63,940	47,464
Less accumulated depreciation	(16,903)	(6,442)
Property, plant and equipment, net	$47,037	$41,022

Total depreciation expense for the years ended December 31, 2011 and 2010 was $10,462 and $6,442, respectively.

A total of $1,010,000 of property, plant and equipment, net of accumulated depreciation of $135,947 was reclassified to assets held for sale as of December 31, 2011.  These assets are associated with management’s decision to exit the biofuels businesses (See Footnote 4), and are included in non-current assets of discontinued operations.

6.	NOTES PAYABLE AND DEBT, INCLUDING RELATED PARTIES

Below are descriptions of short term convertible promissory notes issued by the Company during the year ended December 31, 2011. Each of these notes is collateralized by all assets of the company.

In May 2011, the Company issued two 60 day convertible promissory notes totaling $730,000, bearing interest at 10% per year, with principal and interest due at maturity. The notes, including unpaid interest, are convertible at maturity, at the holders’ option, into shares of the Company at a conversion price of $1.50 per share. Under the terms of the convertible notes, the holders received 973,334 detachable warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.50 per share expiring in two years.  In March 2011, the Company issued a 60 day convertible promissory note in the amount of $200,000, bearing interest at 5% per year, with principal and interest due at maturity. The note, including unpaid interest, is convertible at maturity, at the holder’s option, into shares of the Company at a conversion price of $1.00 per share. Under the terms of the convertible note, the holder received 200,000 detachable warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.50 per share expiring in two years. At maturity, the holder of this note exercised the conversion option, converting the unpaid principal and accrued interest balance totaling $201,667 into shares of the Company’s Common Stock.

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

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NOTES PAYABLE AND DEBT, INCLUDING RELATED PARTIES, CONTINUED

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

The short-term convertible notes issued by the Company in 2011, are collateralized by all of the Company's assets.  The convertible notes contained a beneficial conversion feature at issuance equal to the intrinsic value of the market price of the underlying shares plus the fair value of the warrants and the conversion price of the convertible debt instrument. The beneficial conversion feature was recognized as additional paid-in capital, limited to the amount of proceeds received, and a corresponding debt discount to be accreted into interest expense through maturity of the notes. The weighted-average fair values of the detachable and non-detachable warrants were calculated using the Black Scholes-Merton pricing model using the following assumptions:

Expected volatility of underlying stock	59.53%
Risk-free interest rate	0.44%
Dividend yield	0.00%
Expected life of warrants	2 years
Weighted-average fair value of warrants	$.95

The following table provides an analysis of activity related to convertible notes during the year ended December 31, 2011:

Description	Amount

Proceeds received on issuance of new notes in 2011	$3,935,000
Discount allocated to warrants	(657,909)
Discount allocated to beneficial conversion feature	(3,099,275)

Convertible notes after discount	177,816
Accretion of discount to interest expense	2,951,577
Extinguishment of note	(800,000)
Derecognition of beneficial conversion upon extinguishment of note	739,942
Conversion through issuance of common stock	(200,000)

Convertible notes at December 31, 2011	$2,869,335

Unamortized discount at December 31, 2011	$65,665

Total allocated to additional paid-in capital	$2,979,000

Total shares of common stock to be issued, if-converted	2,921,953

Aggregate value of shares, if-converted at December 31, 2011	$1,957,709

Contractual interest expense for the year ended December 31, 2011	$257,715

Effective interest rate on convertible notes	Greater than 100%

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NOTES PAYABLE AND DEBT, INCLUDING RELATED PARTIES, CONTINUED

Current notes payable and debt consists of the following:
	December 31,
	2011	2010
Mortgage note payable to an individual, bearing interest of 18% per
year, payable on July 29, 2012,	$2,846,613	$2,959,354
Mortgage note payable to a company, bearing interest of 18% per
year, payable on January 1, 2011,	510,000	635,000
Mortgage note payable to a company, bearing interest of 15% per
year, payable on October 1, 2012,	123,600	123,600
Mortgage note payable to a company, bearing interest of 18% per
year, payable on April 17, 2008,	60,000	60,000
Note payable to an individual for consulting services, bearing
interest of 8% per year, payable on December 1, 2009,	156,388	250,000
Note payable to a company, bearing interest of 8% per year,
payable January 9, 2010, collateralized by personal guaranty of	-	138,750
Notes payable to an individual, bearing interest of 10% per year,
payable on May 1, 2013, unsecured.	95,000	95,000
Note payable to an individual, bearing interest of 10% per year, payable on April 17, 2008	60,000	60,000
Note payable to an individual, bearing interest of 10% per year,
payable on April 8, 2014.	25,000	25,000
Total current notes payable and debt	$3,876,601	$4,346,704

The Company was in default on $3,876,601 and $4,346,704 of the total notes payable balance as a result of being past due on payments as of December 31, 2011 and 2010, respectively. Contractual future annual maturities of notes payable and debt at December 31, 2011, are summarized below:

Year ending December 31,	Amount
2012	$3,756,601
2013	95,000
2014	25,000
$3,876,601

Related Party Debt

In March 2011, the Company issued 980,000 shares on Common Stock and Warrants to purchase 490,000 shares of Common Stock at $0.50 per share to retire $490,000 of the $600,000 notes payable to stockholders of Momentum.  The Company recognized a loss of $3,976,305 in 2011 related to the conversioin, which is included in other expense - loss on debt conversion in the accompanying statements of operations.  The loss represents the fair value of the shares based on the market price on the conversion date, plus the fair value of the warrants estimated using the Black-Scholes Merton Model in excess of the outstanding balance of the debt on the conversion date.  The fair value of the warrants was estimated at $2.75 per share based on the following assumptions: 50.02% volatility; 2.40% risk free interest rate; and a 5 year term.  The Company subsequently retired the remaining balance via a cash payment in May 2011.

On May 29, 2011 the Company entered into an agreement with Thunderlight International LTD to provide Hunt with a 180 day promissory note for $2,000,000, bearing 10% interest..  The proceeds were used for the due diligence and permitting costs relating to the proposed agreement for the Minnesota frac-sand operation discussed in Note 4.  Thunderlight was a party to the Acquisition Agreement between Hunt and CGNA discussed in Note 4.  Its principal owner is one of the largest stockholders of Hunt.

Notes payable to related parties consist of the following:

	December 31,
	2011	2010
Notes payable to the stockholders of Momentum, bearing interest of 10% per year, payable on December 31, 2010, collateralized by a Security Agreement covering all property, plant and equipment acquired from Momentum	$-	$600,000
Note payable to Crown Financial, bearing interest of 8% per year, unsecured	500,000	500,000
Notes payable to Thunderlight International LTD bearing interest at 10% per year, payable on December 1, 2011, collateralized by the Minnesota frac-sand mining rights	2,000,000	-
Notes payable to related parties	$2,500,000	$1,100,000

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	SHAREHOLDERS’ EQUITY

All share amounts and characteristics presented in these consolidated financial statements have been adjusted on a retroactive basis to reflect the recapitalization transaction with Tombstone as described in Note1.  The primary effects of this transaction were as follows:

•	The share exchange ratio for Tombstone shares was a 1 for 1.814622 reverse split of the Company's existing Common Stock.
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

•	Options and warrants of both Tombstone and the Company that were outstanding at the date of the recapitalization remain outstanding without adjustment after the recapitalization.
•	Tombstone shares outstanding at the date of the recapitalization are considered to be outstanding in all periods presented.

Common Stock

Presented below is an analysis of Common Stock activity during the years ended December 31, 2010:

Description		Shares Issued	Per Share Value	Total Value
Issuance of Common Stock in settlement of debt	(1)	370,358	0.45 - 0.91	193,000
Sale of Common Stock in a private placement	(2)	3,819,537	0.25 - 1.00	1,699,000
Sale of Common Stock and warrants in units in a private placement	(3)	1,728,000	1.00	1,728,000
Issuance of Common Stock for an investment	(4)	220,451	0.25	55,080
Issuance of Common Stock for services	(5)	2,981,145	0.25 - 1.30	1,126,521
Issuance of Common Stock upon exercise of Options	(2)	73,333	0.10 - 0.20	9,000

(1) These shares were valued based on the cash proceeds received in cash sales of Common Stock near the time of the debt conversions.
(2)	These shares were recorded based on actual cash proceeds received.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
These shares were recorded based on actual cash proceed received. These units were, at the time of the sales, preferred shares with detachable warrants for a similar number of common shares that were exercisable for a period of 2 to 4 years at a price of $1.00 per share.   Preferred shares and warrants were exchanged for common shares on a one for one basis in the recapitalization transaction with Tombstone that closed on October 29, 2010 (see Note 1).

(4)
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

(5)	These shares were valued in two ways as follows: (i) Based on the cash proceeds received in cash sales of Common Stock near the time of the service awards, and (ii) based on a valuation of the Company at June 30, 2010, adjusted for changes during the period from the valuation date through December 31, 2010 and after consideration of the value of preferred shares and warrants sold for cash as described in (3) above. The actual number of shares and value of these shares have been adjusted on a retroactive basis for the share exchange that occurred in the October 29, 2010 transaction with Tombstone (see Note 1).

In January 2011, we increased the authorized shares of common stock from 100,000,000 to 500,000,000.  Presented below is an analysis of common stock activity during the year ended December 31, 2011:

Description		Shares Issued	Per Share Value	Total Value
Issuance of common stock/warrants in units on conversion of debt	(1)	980,000	$$3.18	$3,116,400
Issuance of common stock in settlement with investors	(2)	897,630	$3.15	2,827,536
Sale of common stock/warrants in units in a private placement	(3)	2,539,987	$0.79	1,994,986
Issuance of common stock upon exercise of warrants	(3)	548,436	$0.00 – $0.55	165,000
Issuance of common stock upon exercise of options	(4)	128,846	-	-
Issuance of common stock for services	(5)	200,000	$2.12	424,000
Issuance of common stock as compensation	(6)	31,305	$1.03	32,050
Issuance of common stock/warrants in units on conversion of debt	(7)	201,668	$1.00	201,668
Issuance of common stock as compensation	(8)	72,000	$1.18	72,800
Issuance of common stock upon acquisition of CGNA	(9)	38,334,699	$1.72	67,519,642

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

(6)	Shares were issued as severance to former employees. The value of the shares issued was based on the market price at the date of issuance.
(7)	Shares were issued upon conversion of a short-term convertible note. The value of the shares issued was based on the conversion price of $1.00 per share.
(8)	Shares were issued to consultants. The value of the shares issued was based on the market price at the date of issuance.
(9)	Shares were issued in exchange for CGNA shares. See further discussion at Note 3

Preferred Stock

See Note 1 for a detailed discussion of Class A and Class B Preferred stock issued during 2010. In February 2011, the Company increased the number of authorized shares for both Class A and Class B Preferred Stock from 200,000 to $325,000 shares. Preferred Stock issued during the year ended December 31, 2011 is summarized as follows:

•
During 2011, the Company issued an additional 103,472 shares of its Class A Preferred Stock, resulting in 226,935 shares of Class  A Preferred Stock outstanding as of December 31, 2011.  These shares are convertible into 47,202,480 shares of the Company's Common Stock.  The Class A Preferred Stock has a deemed purchase price of $10.00 per share, ranks senior to Common Stock and all other classes of preferred stock, bears no dividends, has voting rights of two hundred eight (208) votes for each share  and has a liquidation preference of $10,000 per share.  The holders have the right to convert each share of Class A into 208 shares of Common Stock if the Common Stock trades at an average price of at least $3.00 per share for 10 consecutive trading days or after a period of one year, whichever occurs first.  As of December 31, 2011, 123,463 shares are convertible.

•
During 2011, the Company issued 101,460 shares of Class B Preferred Stock, resulting in 226,460  shares of Class  B  Preferred  Stock outstanding as of December 31, 2011.  These shares are convertible into 56,162,080 shares of the Company's Common Stock. The Class B Preferred Stock includes a deemed purchase price of $10 per share, ranks senior to Common Stock and all other classes of preferred stock except Class A Preferred Stock, bears a dividend of $0.56 per share on a quarterly basis commencing on January 1, 2011, has voting rights of two hundred forty eight (248) votes for each one (1) share and has a liquidation preference of $10,000 per share.  The holders have the right to convert each share of Class B into 248 shares of Common Stock if  the Common Stock trades at an average price of $7.00 per share for 10 consecutive trading days or after a period of two years, whichever occurs first.  As of December 31, 2011, no shares were convertible.  Dividends paid in 2011 were $77,190 with an additional $341,079 accrued as a liability as of December 31, 2011.

Common Warrants

A summary of warrant activity for the years ended December 31, 2010 and 2011 follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
Description	Warrants	Price	Term (in years)	(In-The-Money)

Outstanding at December 31, 2009	6,168,000	$0.95	2.9	$-
Issued in private placements	5,762,000	0.89	2.0	-
Expired	(660,000)	0.55	-	-

Outstanding at December 31, 2010	11,270,000	0.94	1.9	-
Issued in private placements	575,000	0.88	1.7	-
Issued with convertible debt	1,173,334	1.41	2.0
Issued upon conversion of debt	490,000	0.50	5.0
Exercised	(600,000)	0.55	-	-

Outstanding at December 31, 2011	12,908,334	$0.94	1.9	$-

Exercisable at December 31, 2011	12,908,334	$0.94	1.9	$-

The following summarizes outstanding warrants and their respective exercise prices at December 31, 2011:

	Shares			Remaining
	Underlying	Exercise	Date of	Contractual	Intrinsic
Description	Warrants	Price	Expiration	Term (in years)	Value

Warrants	30,000	$1.00	July 2012	0.5	$-
Warrants	10,000	1.00	August 2012	0.7	-
Warrants	2,000,000	0.50	December 2012	1.0	340,000
Warrants	2,600,000	1.00	December 2012	1.0	-
Warrants	50,000	1.00	January 2013	1.0	-
Warrants	780,000	1.00	February 2013	1.2	-
Warrants	350,000	1.00	March 2013	1.2
Warrants	8,000	1.00	April 2013	1.3	-
Warrants	973,334	1.50	May 2013	1.4
Warrants	1,060,000	1.00	May 2013	1.4	-
Warrants	550,000	1.00	July 2013	1.6	-
Warrants	55,000	1.00	August 2013	1.7	-
Warrants	60,000	0.60	August 2013	1.7	4,200
Warrants	890,000	1.00	September 2013	1.8	-
Warrants	2,052,000	1.00	November 2014	2.9	-
Warrants	950,000	1.00	December 2014	3.0	-
Warrants	490,000	0.50	February 2016	4.1	83,300

	12,908,334				$427,500

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	SHAREHOLDERS’ EQUITY, CONTINUED

Preferred Warrants

In conjunction with the CGNA acquisition on March 2, 2011, we issued warrants to acquire 24,000 shares of the Company's Class A Preferred Stock at an exercise price of $208 a share expiring on March 2, 2016, and warrants to purchase 38,285 shares of the Company's Class B Preferred Stock at an exercise price of $248 a share expiring on March 2, 2016

Stock Options

A summary of option activity for the years ended December 31, 2010 and 2011, follows:

Description	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)

Outstanding at December 31, 2009	1,029,999	$0.95	2.33	$-
Exercised	(73,333)	0.10 - 0.20	-	-

Outstanding at December 31, 2010	956,666	0.76	1.33	-
Exercised	(153,846)	0.55 – 0.65		-
Issued	9,245,000	1.00	3.00	-

Outstanding at December 31, 2011	10,047,820	$0.98	2.05	$-

Exercisable at December 31, 2011	1,958,445	$0.91	1.50	$-

The following summarizes outstanding options and their respective exercise prices at December 31, 2011:

	Shares			Remaining	Aggregate
	Underlying	Exercise	Date of	Contractual	Intrinsic
Description	Warrants	Price	Expiration	Term (in years)	Value

Non-Qualified Options	6,666	$0.15	August 2012	0.67	$3,466
Non-Qualified Options	50,000	0.20	August 2012	0.67	23,500
Non-Qualified Options	50,000	0.55	August 2012	0.67	6,000
Non-Qualified Options	321,154	0.65	August 2012	0.67	6,423
Non-Qualified Options	155,000	0.75	August 2012	0.67	-
Non-Qualified Options	70,000	1.00	August 2012	0.67	-
Non-Qualified Options	100,000	1.25	August 2012	0.67	-
Non-Qualified Options	50,000	1.50	August 2012	0.67	-
Non-Qualified Options	9,245,000	1.00	March 2014	2.17	-

	10,047,820				$39,389

In March 2012, the Company granted 9.245,000 stock options to certain directors, employees, advisors, vendors and consultants of CGNA in connection with the Acquisition Agreement, see Note 4. Options granted pursuant to the Acquisition Agreement vest over a two-year period beginning September 1, 2011. The options expire on March 2, 2014 and are exercisable at $1.00 per share. Options granted in connection with the CGNA acquisition included 900,000 options granted to management and other employees of CGNA that commenced employment with the Company effective on the acquisition date. Pursuant to ASC 718, Compensation – Stock Compensation, the fair value of the awards was determined using the Black Scholes-Merton pricing model as of the acquisition date, March 2, 2011, with compensation cost recognized from the service inception date through the end of the vesting period. During the year ended December 31, 2011, the Company recognized stock-based compensation related to these options of $675,359. Unrecognized stock-based compensation cost as of December 31, 2011, approximated $1,300,000 which will be recognized pro-ratably through August 31, 2013. The fair value of the options was calculated using the Black Scholes-Merton pricing model using the following assumptions:

Expected volatility of underlying stock	52.10%
Risk-free interest rate	0.94%
Dividend yield	0.00%
Expected life of warrants	2.58 years
Weighted-average fair value of warrants	$2.18

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2011 and 2010 due to the Company’s loss position.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a valuation allowance against all deferred tax assets at December 31, 2010 and 2011.  The income tax effect of temporary differences comprising deferred tax assets and liabilities are summarized as follows:

	December 31,
Description	2011	2010

Deferred tax assets:
Net operating loss carryforward	$5,633,223	$2,221,900
Charitable contribution carryover	12,774	3,220
Total deferred tax assets	5,645,997	2,225,120
Less valuation allowance	(5,379,233)	(2,007,383)
	266,764	217,737
Deferred tax liabilities:
Book versus tax basis of property, plant and equipment	(43,049)	(10,682)
Prepaid royalty expense	(223,715)	(207,055)
Total deferred tax liabilities	(266,764)	(217,737)

Net deferred tax assets	$-	$-

The Company has available net operating loss carryforwards of approximately $16,500,000 for tax purposes to offset future taxable income which expire in 2028 to 2031. The tax years 2008 to 2011 remain open to examination by federal authorities and other jurisdictions in which the company operates and is subject to taxation.

A reconciliation between the statutory federal income tax rate of 34% and the effective rate of income tax benefit is as follows:

	For the Year Ended December 31,
	2011	2010

Tax benefit at federal statutory rate	$45,777,132	$1,807,714
Non-deductible stock based compensation	(604,132)	(380,091)
Non-deductible business meals and entertainment	(11,171)	(8,473)
Non-deductible impairment and amortization of intangibles	(38,473,137)	-
Non-deductible (gain) loss on investment and debt conversion	(2,313,306)	32,375
Non-deductible amortization of debt discount	(1,003,536)
Non-deductible transaction costs	-	(169,289)
Change in valuation allowance	(3,371,850)	(1,282,236)

Provision for income taxes	$-	$-

Uncertainty in Tax Positions

The Company has adopted the guidance related to accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain equipment, office and manufacturing facilities under operating lease arrangements. At December 31, 2011, future annual minimum lease payments due under non-cancelable operating leases were as follows:

Year ending December 31,	Amount

2012	$164,745
2013	164,745
2014	164,745
2015	164,745
2016	109,830
$768,810

The total rent expense under operating lease arrangements was $81,173 and $227,204 for the years ended December 31, 2011 and 2010, respectively.

Legal Proceedings

During 2011, taxing authorities attached a tax lien on our biofuels assets for unpaid taxes to LaPorte ISD and the Clear Lake Water Authority.  Hunt has been in negotiations with the taxing authority to reach a settlement.  The taxing authority has agreed to suspend action until April 2012.  The tax liability and associated penalties and interest of approximately $270,000 have been accrued on our books at December 31, 2011.

During 2011, Hunt suspended lease payments on its bio diesel facility in Pasadena, Texas. Hunt believes it should  receive substantial offsets to the remaining amount owed on the lease due to the sub lessors use of the property during the time period the plant was idle and the sub lessors use of utilities that were paid for by Hunt during the term of the lease. As a result the sub lessor filed an eviction notice for failure to pay the monthly rental payments.  The eviction has been put on hold while Hunt negotiates a settlement with the sub-lessor and the land owner. Hunt is planning to pay all liabilities associated with the bio diesel plant upon the sale of its biofuels assets. All liabilities associated with this lease have been recorded as of December 31, 2011.

10.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company engaged in certain related party transactions. These transactions were approved by the Company's board of directors and are described below:

Jewel  and Lisa Hunt are the founders and significant shareholders of the Company as described in Item 12 of Form 10K filed with the Securities and Exchange Commission. Additionally they are, along with another family member owners of 350 acres of land in northwest Houston containing sand and gravel reserves to which the Company has obtained surface mining rights for twenty (20) years. In 2008, the Company approved the acquisition of the surface mining rights discussed in Note 1 in exchange for the issuance of 91,000,000 shares of Common Stock to the Hunts and the assumption of debts totaling $3,605,177. The surface mining rights were valued based on the historical cost of the underlying property to the Hunts less the debt assumed by the Company.  The value was estimated to be approximately $91,000 as the property has been in the Hunt family for over a century.

The surface mining rights agreement provides for the payment of a royalty to the Hunts equal to 10 percent of the sales price of all products mined, processed, removed or manufactured and sold from the property. In December 2008, the Company's board of directors approved the prepayment of royalties to the Hunts, not to exceed $450,000 per year. The Company made advanced or prepaid royalty payments to the Hunts of $24,000 and $348,740 during the years ended December 31, 2011 and 2010, respectively. Advances or prepaid royalty payments are included in prepaid royalties to related parties in the accompanying consolidated balance sheet.  The Company does not plan to make any more advances to the Hunt’s

In 2008, we approved monthly rent and utility payments to the Hunts of $9,000 per month for the use of an office located adjacent to the property. The Company paid $108,000 for the year ended December 31, 2010. This arrangement was discontinued in 2011.

Included in selling, general and administrative expenses were amounts paid to related parties for compensation as follows:

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	RELATED PARTY TRANSACTIONS, CONTINUED

	December 31,
	2011	2010
George Sharp for stock compensation	$360,000	$137,700
The Hunt’s for compensation	360,000	-
The Hunts for rent, utilities and other	-	108,000
	$720,000	$677,200

On October 5, 2009, the Company entered into a service agreement that included a note payable to a company controlled by George Sharp, Crown Financial, LLC (“Crown”), whereby the Company will pay Crown a total of $500,000 plus interest at the rate of 8% until paid in full for past executive and advisory services, including equity and debt financing (See Note 6). The Company further agreed to compensate Crown for services during the period October 1, 2009 through December 31, 2012 as follows:

Amount

October through December 2009	$36,000
Year ending December 31, 2010	240,000
Year ending December 31, 2011	360,000
Year ending December 31, 2012	600,000
Total due under the agreement	$1,236,000

The service agreement with Crown is non-cancelable and is fully collateralized by Hunt assets. All payments due under this agreement are due semi-monthly. If payments are not paid within ten days of the date due or if the Company elects to terminate the agreement for any reason, all payments due under the contract will be accelerated and immediately payable in full. Further, the Company waived all notice in the event of foreclosure notices on assets. At December 31, 2011 and 2010, the amount due to Crown for services provided during the period was $45,000 and $276,000, respectively, which is included in accrued liability to a related party in the accompanying balance sheets.

On February 7, 2012, the Company amended the service agreement with Crown with an effective date of January 1, 2012. As amended, Crown will receive $15,000 per month during he period January 1, 2012 through December 31, 2012. In addition, Crown will receive $35,000 per month during the period January 1, 2013 through December 31, 2013, as a contract termination fee.

In addition to services provided through Crown, in 2010, George Sharp was awarded 551,186 shares of the Company’s common stock for services performed. These shares were valued at approximately $0.25 per share as described in Note 7. Included in selling, general and administration expenses for the year ended December 31, 2010 was expense of $137,770 related to this share issuance.

George Sharp is the owner and former officer of a start-up company, US Med Alerts. During 2011 and 2010, the Company loaned US Med Alerts $134,500 and $206,000, respectively, which was principally used to pay his step-daughter for consulting services provided to the Company. These loans were recognized as compensation expense in the accompanying consolidated statements of operations. Effective April 12, 2011, Mr. Sharp resigned as Chief Executive Officer of US Med Alerts. Mr. Sharp is also a shareholder and the primary officer in Momentum Biofuels, Inc. (“Momentum”). During 2011 and 2010, the Company advanced $46,500 and $188,671 to Momentum for payment of advanced royalties. These funds were used to fund Momentum’s operations as it has no revenue. The Company has deemed these advances as uncollectible and recognized them as equity in loss of Momentum in the accompanying consolidated statements of operations.

11.	NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the Year Ended December 31,
	2010	2011
Preferred stock dividend accrued	$388,562	$46,666
Common Stock issued for satisfaction of debt	3,318,068	193,000
Warrants issued for satisfaction of debt	2,969,001	-
Investment acquired for Common Stock	-	50,000
Accrued interest transferred to note balance	122,259	509,354

HUNT GLOBAL RESOURCES INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENTS

As of January 31, 2012, the license agreement between Hunt and Carbon Green International (“CGI”) required a $3.5 million license extension payment by CGI.  CGI is owned by John Novak, a significant shareholder in the Company. On May 29, 2011, the Company issued to Thunderlight International LTD (“Thunderlight”), a 180 day promissory note for $2,000,000, bearing interest at 10% per year, with principal and interest due at maturity.  Thunderlight is also owned by John Novak. The proceeds from the loan were used to fund the Company’s obligations associated with the Minnesota Option discussed above.  During the year Thunderlight made additional advances to the Company totaling $674,116, which were used for working capital and other corporate purposes.  The Company is in the process of negotiating an arrangement with CGI and Thunderlight addressing the license extension payment and repayment of the note and advances.

In February 2012, we completed a  private placement of $3.0 million of Secured Short Term Notes (“Secured Notes”) with a group of investors. The Secured Notes have a term of six months, bear interest at a rate of 10% per annum with a premium payment of between 5% of the face amount and 10% of the face amount if paid off early.   Concurrent with the closing of the Secured Notes, Lisa and Jewel Hunt surrendered 3,000,000 shares of our Common Stock to the Company which upon receipt became treasury stock. At the same time, the Company issued to the Secured Note holders 3,000,000 shares of our Common Stock in the proportion of one (1) share of our Common Stock for each $1 of the Secured Notes. The proceeds will fund working capital for 2012.