Form 10-Q
period 2012-03-31
HUNT GLOBAL RESOURCES, INC.
filed 2012-05-15
CIK 1377318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2012, there were 97,408,032 shares of the Registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period from inception, December 1, 2008, to March 31, 2012	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from inception, December 1, 2008, to March 31, 2012	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1.A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 5. Other Information	14
Item 6. Exhibits	14
SIGNATURES	15

PART I
ITEM 1. FINANCIAL STATEMENTS:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$776,569	$170,745
Related party receivables	62,163	52,675
Prepaid royalties to related parties	652,986	646,986
Prepaid expenses and other	256,553	36,554
Current assets of discontinued operations	619,180	538,302
Total current assets	2,367,451	1,445,262

Property, plant and equipment, net of accumulated depreciation	44,075	47,037
Surface mining rights and royalty agreement	3,696,177	3,696,177
Other assets	82,373	97,373
Noncurrent assets of discontinued operations	35,942,568	36,126,545

Total assets	$42,132,644	$41,412,394
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable and debt	$3,777,260	$3,876,601
Short-term convertible debt, net of unamortized discount	2,920,416	2,869,335
Short-term secured debt, net of unamortized discount	1,837,917	-
Notes payable to related party	2,500,000	2,500,000
Accounts payable, including amounts due to related parties	1,405,976	1,202,852
Accrued interest payable	866,568	565,208
Accrued dividend payable	562,045	435,228
Other liabilities, including amounts due to related parties	357,178	96,051
Deferred revenue	500,000	500,000
Current liabilities of discontinued operations	1,250,868	1,690,781
Total current liabilities	15,978,228	13,736,056

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized
Class A convertible – 325,000 shares authorized, 210,176
and 226,935 shares issued and outstanding at March 31,
2012 and December 31, 2011, respectively	39,797,167	40,124,817
Class B convertible - 325,000 shares authorized, 226,460
shares issued and outstanding at March 31,
2012 and December 31, 2011, respectively	44,399,079	44,399,079
Common stock, no par value, 500,000,000 shares authorized,
93,598,032 and 81,402,035 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	96,438,570	90,239,920
Additional paid-in capital	5,428,849	5,112,167
Accumulated other comprehensive income (loss)	(224,465)	(521,334)
Loss accumulated during the development stage	(159,684,784)	(151,678,311)
Total shareholders' equity	26,154,416	27,676,338

Total liabilities and shareholders' equity	$42,132,644	$41,412,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Inception to
	For the Three Months Ended March 31,		March 31,
	2012	2011	2012

Operating expenses
Selling, general and administrative	$6,281,419	$1,621,371	$25,178,287
Depreciation and amortization	2,962	2,371	20,459

Total operating expenses	6,284,381	1,623,742	25,198,746

Loss from operations	(6,284,381)	(1,623,742)	(25,198,746)

Other income and (expenses):
Interest and other income	2	-	34,103
Interest expense	(947,535)	(196,821)	(7,462,900)
Loss on debt conversion	-	(3,976,305)	(4,904,286)
Loss from settlement	-	(2,827,535)	(2,827,535)
Equity in loss of Momentum	-	(27,500)	(265,171)
Gain on debt extinguishment	-	-	38,242
Loss on investment	-	-	(1,172,595)

Total other income (expenses)	(947,533)	(7,028,161)	(16,560,142)

Net loss from continuing operations	(7,231,914)	(8,651,903)	(41,758,888)

Net loss attributable to discontinued operations	(774,559)	(1,650,383)	(117,925,896)

Net loss	(8,006,473)	(10,302,286)	(159,684,784)

Preferred stock dividends	(126,817)	(93,086)	(732,320)

Net loss attributable to common stock	$(8,133,290)	$(10,395,372)	$(160,417,104)

Net loss per common share - basic and diluted	$(0.09)	$(0.21)

Weighted average number of common shares
outstanding - basic and diluted	91,288,741	49,553,009

The accompanying notes are an integral part of these condensed consolidated financial statements

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period From
	March 31,		Inception to
	2012	2011	March 31,2012
Cash flows from operating activities
Net loss	$(8,006,473)	$(10,302,286)	$(159,684,784)
Loss from discontinued operations	774,559	1,650,383	117,925,896
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	2,962	2,371	20,459
Common stock issued for services	4,701,891	711,703	12,280,109
Loss on investment	-	-	1,172,595
Loss on debt conversion	-	3,976,305	4,904,286
Loss on settlement agreement	-	2,827,535	2,827,535
Equity in losses of Momentum	-	27,500	265,171
Accretion of debt discount	478,998	-	3,430,577
Common stock issued for interest expense	-	-	888,941
Investment exchanged for services	-	-	10,000
Issuance of note payable for consulting	-	-	500,000
Gain on extinguishment of debt	-	-	(38,242)
Stock options issued for compensation	202,608	-	887,967
Changes in operating assets and liabilities:
Related party receivables	(9,488)	(31,062)	(60,663)
Prepaid expenses and other assets	(210,999)	(30,850)	(1,002,339)
Accounts payable and accrued liabilities	765,611	(189,491)	3,363,271
Deferred revenue	-	-	500,000
Net cash used in continuing operations	(1,300,331)	(1,357,892)	(11,819,221)
Net cash used in discontinued operations	(686,000)	(427,889)	(3,111,248)
Net cash used in operating activities	(1,986,331)	(1,785,781)	(14,930,469)
Cash flows from investing activities
Purchases of property and equipment	-	-	(71,359)
Investment in Momentum	-	(27,500)	(235,171)
Other investments	-	-	(61,416)
Proceeds from the sale of Reserve Oil	-	-	586,265
Net cash provided by (used in) continuing investing activities	-	(27,500)	218,319
Net cash provided by discontinued investing activities	-	295,824	72,206
Net cash provided by investing activities	-	268,324	290,525
Cash flows from financing activities
Proceeds from issuances of common stock	-	277,500	8,104,651
Proceeds from notes payable	2,820,000	200,000	9,236,699
Payments on notes payable	(99,341)	(28,986)	(1,816,552)
Dividends paid	-	-	(77,189)
Net cash provided by financing activities	2,720,659	448,514	15,447,609
Net cash used in discontinued financing activities	(128,504)	-	(31,096)
Net cash provided by financing activities	2,592,155	448,514	15,416,513
Increase (decrease) in cash and cash equivalents	605,824	(1,068,943)	776,569
Cash and cash equivalents, beginning of period	170,745	1,069,473	-
Cash and cash equivalents, end of period	$776,569	$530	$776,569
Supplemental disclosure of cash flow information:
Interest paid	$180,950	$28,696	$2,048,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hunt Global Resources, Inc. (“Hunt” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and the period from inception, December 1, 2008, through March 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2011. There have been no updates or changes to our audited consolidated financial statements for the year ended December 31, 2011.   The independent registered public accounting firm's report on the Company's consolidated financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Going Concern

The Company's condensed consolidated financial statements for the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported an accumulated deficit of $159,684,784 as of March 31, 2012. The Company recognized losses of $7,231,914 from its continuing operational activities during the three months ended March 31, 2012. These factors have continued to raise substantial doubt about the Company's ability to continue as a going concern.

Note 2: Dispositions

In December 2011, the Company reviewed its asset mix and the strategic direction of the Company for the future. The Company determined that the best use of resources to enhance shareholder value would be to focus efforts on the frac sand business and exit the tire recycling business and the biofuels business. The Company immediately began discussions with potential buyers of the tire recycling business and biofuels plant.

Carbon Green N.A., Inc. (CGNA)

In December  2011, the Company was in the process of negotiating a possible sale of all of the assets of CGNA, its tire recycling business, pursuant to an exclusive negotiating period. The agreement was subsequently terminated by the parties and the Company is actively pursuing alternative investors through an international investment banking firm. The Company’s plan is to effectuate a sale of CGNA during 2012. Accordingly, the Company classified the assets and liabilities associated with CGNA as held for sale in the accompanying condensed consolidated balance sheets, and the operating results as discontinued operations in the condensed consolidated statements of operations. During the year ended December 31, 2011, the Company recognized an impairment charge associated with the tire recycling business of $101,564,623 to reduce the carrying value of the licenses and intellectual property to fair value based on our estimate of the net realizable value of the business. The carrying amounts of the assets and liabilities of the tire recycling business as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and for the period from acquisition, March 2, 2011 through March 31, 2011 were as follows:

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2: Dispositions, continued

Balance Sheet:	March 31, 2012
Current assets	$619,180
Property, plant and equipment, net	9,903,861
Intangible assets, net	25,943,707
Current liabilities	(1,250,868)

		(Acquisition Date)
Results of Operations:	Three Months Ended March 31, 2012	March 2, 2011 to March 31, 2011
Revenues	$49,266	$26,684
Cost of sales	(22,516)	(13,670)
Gross profit	26,750	13,014
General and administrative expenses	138,255	232,383
Depreciation and amortization	-	1,219,446
Loss from operations	(111,505)	(1,438,815)
Other expenses	(12,272)	(341,700)
Net loss	$(123,777)	$(1,780,515)

Hunt BioSolutions

The Company classified the biofuels plant and equipment as held for sale on the accompanying condensed consolidated balance sheets, and the operating results associated with the assets as discontinued operations in the condensed consolidated statements of operations. The operating loss for the three months ended March 31, 2012 includes an impairment charge of $476,770 to reduce the carrying value of the plant and equipment to fair value based on the terms of the latest letter of intent. The carrying amount of the biofuels plant and equipment was $95,000 and $571,770 as of March 31, 2012 and December 31, 2011, respectively. See Note 6 Subsequent Events below.

	Three Months Ended
Results of Operations:	March 31, 2012	March 31, 2011
General and administrative expenses	$174,012	$182,321
Depreciation and amortization	-	149
Impairment of plant and equipment	476,770	-
Net loss	$(650,782)	$(182,470)

Note 3: Debt

Short-Term Secured Debt

In February 2012, we completed a private placement of $2.82 million of Secured Short Term Notes (“Secured Notes”) with a group of investors. The Secured Notes have a term of six months, bear interest at a rate of 10% per annum with a premium payment of between 5% of the face amount and 10% of the face amount if paid off early. Concurrent with the closing of the Secured Notes, Lisa and Jewel Hunt surrendered 3,000,000 shares of our Common Stock to the Company which upon receipt became treasury stock. At the same time, the Company issued to the Secured Note holders 2,820,000 shares of our Common Stock in the proportion of one (1) share of our Common Stock for each $1 of the Secured Notes. The proceeds will fund working capital for 2012.  The Company recognized a debt discount and corresponding increase to common stock of $1,410,000 based on the closing price of its common stock on the date of issuance. Amortization of the debt discount totaled $427,917 for the three months ended March 31, 2012, and is included in interest expense in the accompanying condensed consolidated statements of operations. At March 31, 2012, unamortized debt discount was $982,083.

Short-Term Convertible Debt

Amortization of debt discount on short-term convertible debt totaled $51,079 and $0 for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, unamortized debt discount was $14,586 and $65,665, respectively.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Shareholders' Equity

Common Stock

Presented below is a summary of common stock activity during the three months ended March 31, 2012:

Description		Shares Issued	Per Share Value	Total Value
Common stock issued upon conversion of Class A Preferred	(1)	3,485,997	$0.09	$327,650
Issuance of common stock to officers of the Company	(2)	8,500,000	$0.50	$4,250,000
Issuance of common stock for services	(3)	390,000	$0.54	$211,000
Issuance of common stock to secured Noteholders	(4)	2,820,000	$0.50	1,410,000

(1) These shares were valued based on the pro rata cost recorded in the Class A Preferred stock account.

(2) These shares were issued in accordance with employment agreements entered into by the Company. These shares were valued based on the market value of our common stock on the effective date of the employment agreements.

(3) These shares were issued for services performed and valued based on the market value on the date of issuance.
(4) These shares were valued based on the market value of our common stock on the date of issuance.

In addition to the activities above, the Company received 3,000,000 shares from a large stockholder that were put into treasury. During the three months ended March 31, 2012, the Company issued 2,820,000 of these treasury shares in conjunction with its Secured Notes offering discussed above. At March 31, 2012, the Company had 180,000 shares in treasury at no cost.

Preferred Stock

A total of 16,759 shares of Class A Preferred Stock was converted into 3,845,997 shares of common stock during the three months ended March 31, 2012. All of the outstanding Class A Preferred Stock is convertible into Hunt Common Stock as of March 31, 2012.  None of the outstanding Class B Preferred Stock is convertible as of March 31, 2012.

Warrants

During the three months ended March 31, 2012, warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.28 per share and 110,000 shares of common stock at $0.50 per share were issued for services rendered. The Company recognized $240,892 of compensation expense, with a corresponding increase in additional paid-in capital, based on the fair value of the warrants on the date of issuance. Compensation expense is included in selling, general, and operations. The weighted average fair value of the warrants were calculated using the Black Scholes-Merton procing model using the following assumptions:

Expected volatility of underlying stock	51.47%
Risk-free interest rate	1.06%
Dividend yield	0.00%
Expected life of warrants	4.81	years
Weighted-average fair value of warrants	$0.11

Stock Options

The Company recognized $202,608 of compensation expense for vesting of stock options during the three months ended March 31, 2012. Vested stock options were 3,114,070 as of March 31, 2012.  Such options are exercisable at $1.00 per share.  No options were issued, retired or exercised during the three months ended March 31, 2012.

Note 5: Commitments and Contingencies

During 2011, taxing authorities attached a tax lien on our biofuels assets for unpaid taxes to Harris County, LaPorte ISD and the Clear Lake Water Authority.  Hunt has been in negotiations with the taxing authority to reach a settlement.  The tax liability and associated penalties and interest in the amount of $332,500 are included in accounts payable in the accompanying condensed consolidated balance sheet at March 31, 2012.

HUNT GLOBAL RESOURCES, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Commitments and Contingencies, continued

During 2011, Hunt suspended lease payments on its biofuels facility in Pasadena, Texas. Hunt believes it should receive substantial offsets to the remaining amount owed on the lease due to the sub-lessor’s use of the property during the time period the plant was idle and the sub-lessor’s use of utilities that were paid for by Hunt during the term of the lease. As a result the sub-lessor filed an eviction notice for failure to pay the monthly rental payments.  The evection had been put on hold while Hunt negotiated a settlement with the sub-lessor and the land owner.  However, the negotiation effort was not successful and the eviction proceeding was completed with the landlord being awarded possession of the property on May 8, 2012.  Hunt is planning to pay all liabilities associated with the biofuels plant upon the sale of its biofuels assets. All liabilities associated with this lease ($84,000) are included in accounts payable in the accompanying condensed consolidated balance sheet as of March 31, 2012.  The Company is attempting to effect an orderly liquidation of the plant property, and is currently negotiating a payment schedule with the landlord and the taxing authorities.

Note 6: Subsequent Events

The Company believes that as of January 31, 2012, the license agreement between Hunt and Carbon Green International (“CGI”) required a $3.5 million license extension payment by CGI.  CGI is owned by John Novak, a significant shareholder in the Company. On May 29, 2011, the Company issued to Thunderlight International LTD (“Thunderlight”), a 180 day promissory note for $2,000,000, bearing interest at 10% per year, with principal and interest due at maturity.  Thunderlight is also owned by John Novak. The proceeds from the loan were used to fund the Company’s obligations associated with the Minnesota Option.  During the year, Thunderlight made additional advances to the Company totaling $674,116, which were used for working capital and other corporate purposes.   The Company is in the process of negotiating an arrangement with CGI and Thunderlight addressing the license extension payment and repayment of the note and advances.

In April 2012, the Company completed a Rescission Agreement with Momentum Biofuels, Inc. (Momentum). The Company, through its subsidiary Hunt BioSolutions, owned an approximate 30% interest in Momentum. As part of the Agreement, the Company received a release of all claims by Momentum against the Company and a rescission of a 3% royalty fee on its Conroe mining lease. In exchange the Company returned to Momentum the 30 million shares the Company owned and which was reflected with a zero value on the Company’s books. As part of this transaction, Crown Financial (an entity controlled by the Chairman and CEO of the Company) voluntarily returned 10 million shares of Momentum it owned. The Company had previously written off all cash advances it had made to Momentum from 2009 through mid 2011.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

MINNESOTA JORDON SANDSTONE OPERATIONS - During 2011, we acquired an exclusive option to lease a 950 acre property in Minnesota (the “Minnesota Project”) that we intend to develop as a frac sand mine. We believe the property has approximately 90 million tons of high quality Northern Jordon White sand that can be used in the oil and gas drilling and production industry. We have spent approximately $3.0 million through March 31, 2012 to determine the validity of this mineral deposit, prepare the Environmental Impact Statement (“EIS”) and related studies necessary to receive final permits, develop preliminary engineering designs and cost estimates, and begin marketing efforts.  Our estimate of the 90 million tons of marketable frac sand is based on thorough third party testing and analysis. We have developed an extensive mining plan as well as marketing programs to develop this business.  The Minnesota Project has three separate owners (collectively, the “Owners”) representing the entire 950 acres. We are in the process of negotiating the three mining leases to be developed.  We expect that each of the leases will provide for a fixed royalty payment based on sales and contain provisions that are typical in mining leases. The Company also expects to be required to make a substantial cash payment to the Owners after the local county government issues an Interim Use Permit (IUP). The IUP is the final permit needed for construction and operation of the mine facility.

In May 2012, the Company received approval from Scott County, Minnesota commissioners for the Final Scoping Decision Document. The Company considers this a critical milestone in obtaining the IUP and anticipates that by the end of May it will submit for approval the Environmental Impact Statement for the Minnesota Project. There can be no assurances that the Company will receive all the necessary permits for construction and operation of a sand processing facility, but the Company believes, based on six months of development and negotiations with Scott County, that its prospects for obtaining the necessary permits in 2012 are good.

The type of natural frac sand located on the Minnesota property is commonly referred to as Northern White or Jordon Sandstone. The extensive third party geological testing and “small plant simulation” testing indicates that the concentration of “coarse sand material” located in this mineral, is among the highest in the industry. This coarse material is used extensively in oil and liquid gas unconventional shale areas in the United States, particularly those areas known as the Bakken, Eagle Ford, Permian and Utica shale gas plays. In order to develop the Minnesota Project property and to meet growing demand for coarse frac sand, the Company’s development plan includes building a 2.4 million ton sand processing facility on the Owners property, along with the associated infrastructure for shipping. The frac sand product processed from this facility will be delivered via rail, water and road transportation. The location of the property contains an existing rail line which bi-sects the property and is readily accessible by major roads.

CONROE MINERAL LEASE - In addition to the Minnesota Project described above, which contains mineral content suited for oil and liquid gas production, the Company currently has a mineral lease on a 350 acre site located in Conroe, Texas that contains approximately 41 million tons of aggregates, including industrial sand and gravel and a portion of which is desirable for certain types of oil and gas fracturing, or “fracing”. The Company has completed geological sampling and continues to evaluate the best use of the minerals.

The Company has commenced the process of raising the significant capital requirements necessary to execute on its business model. The Company anticipates raising the necessary capital from all or a combination of the following sources: a) construction financing from a variety of third parties, including the current owners of the property that are the subject of the lease;

b) public or private debt and/or equity financing; c) pre-payments from customers for the sale of frac sand ; d) strategic partners who may also provide a variety of services, including logistics management, product transportation and distribution ; and e) the sale of assets, including those of CGNA. There can be no assurance that the Company will be successful in raising the significant capital required to continue its operations.  The Company intends to direct all capital raised for the development and construction of the Minnesota Project.

DISCONTINUED OPERATIONS

During 2011, we acquired CGNA. The CGNA assets that we acquired under the Acquisition Agreement for stock include numerous patents pending many of which are in the “pending” state, an operating tire recycling plant and license agreements for a method of recycling 100% of scrap tires with a near zero carbon footprint (the “Carbon Green System”).  All of the patents pending are outside the United States covering 46 countries.  In December 2011, Company management made the decision to sell CGNA.  As a result of this decision, the Company recorded a write-down of the book value of CGNA assets to the estimated fair value less cost to sale.  The operations of CGNA are presented in the accompanying condensed consolidated financial statements as “Discontinued Operations.”

As a result of the decision to sell CGNA, the value of continuing the operations of Hunt BioSolutions diminished significantly.  In December 2011, Company management made the decision to shut down the operation of this subsidiary.  As a result of this decision, the Company recorded a write-down of the book value of its biofuels assets. The operations of Hunt BioSolutions are presented in the accompanying condensed consolidated financial statements as “Discontinued Operations.” The Company also executed a Rescission Agreement as discussed in Note 5 to the Condensed Consolidated Financial Statement included in this Form 10-Q.

RESULTS OF CONTINUING OPERATIONS

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

During the three months ended March 31, 2012, we incurred $6.3 million in selling and general administrative expenses compared to $1.6 million during the three months ended March 31, 2011. The increase of $4.7 million was a result of share based compensation expenses associated with the issuance of 8.5 million shares of common stock upon execution of employment agreements with two new members of management of the Company ($4.2 million), increased compensation expenses associated with new management personnel, continued investment in developing the Minnesota frac sand deposit and additional accounting expenses.  Cash expenditures were comparable for the quarters ended March 31, 2012 and 2011.

During the three months ended March 31, 2012, we incurred $947,535 in interest expenses compared to $196,821 during the three months ended March 31, 2011. The increase of $750,714 was a result of the issuance of additional debt in 2011 and 2012 and increased accretion of debt discounts associated with certain debt issuances.  Of the increase, $478,998 was attributable to non-cash accretion of debt discount.

During the three months ended March 31, 2011, other expenses of $7.0 million were recorded as a result of the following:

•
Issuance of 980,000 shares of common stock with a value of $3.1 million and warrants for 490,000 shares of common stock with a value of $1.3 million to settle $490,000 of notes payable, resulting in a loss of $4.0 million.

•	Issuance of 897,630 shares of common stock with a value of $2.8 million to settle claims against the company for anti-dilution privileges related to debt previously retired.

We did not incur any similar expenses during the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had a working capital deficit of $13.6 million. We raised approximately $3.0 million in cash from the sale of  Secured Notes during the quarter, which together with any additional short term capital we may raise, will fund day to day operations and ongoing development expenses of our Minnesota Project through the end of the second quarter of 2012.

Net cash used in operating activities during the three months ended March 31, 2012 was $2.0 million, compared to net cash used in operating activities during the three months ended March 31, 2011 of $1.8 million. There were no significant changes in these expenses from continuing operations for either period.

Net cash received from investing activities during the three months ended March 31, 2011 was $0.3 million, compared to no investing activities during the three months ended March 31, 2012. During the three months ended March 31, 2011, we received approximately $0.3 million cash in the acquisition of CGNA which accounted for the majority of our investing activities.

Net cash provided by financing activities during the three months ended March 31, 2012 was $2.6 million compared to $0.4 million provided by our financing activities during the three months ended March 31, 2011.  This $2.2 million increase in cash flows from financing activities was due primarily to the issuance of $2.8 million in Secured Notes during the first quarter of 2012, partially off-set by a $0.3 million reduction in sales of our Common Stock.

Need for Additional Financing

We are actively seeking capital to fund our working capital needs and for the development of the Minnesota Project.  We believe we will be able to continue to raise necessary operating capital as we have done for the past two years. We believe the recent Secured Notes raised will fund our near term cash flow needs.

Currently, management is pursuing financing for the Minnesota Project. We have engaged an international investment banking firm to assist us with raising capital for this operation. As proposed, the financing plan has two phases. The first phase has already been initiated with preliminary efforts to identify capital providers for a medium term debt and equity financing that will fund continued development of the Minnesota Project through the end of at least the third quarter of 2012. The proceeds from this financing will be used to partially fund the expected payments under the Owner lease agreements, continue and complete the effort to receive the IUP, initiate preliminary construction activities, hire needed personnel in critical areas, and to increase our marketing efforts for selling frac sand. The second phase of our financing plan contemplates a long term financing to provide the remaining capital needed to complete construction of the Minnesota Project and to make all payments required under the Owner lease agreements. We expect the long term financing to be under more favorable terms than the first phase as significant risks will have been eliminated from the Minnesota Project. While we are optimistic that our financing plan can be implemented, there are no assurances that we will be able to raise the required capital for the Minnesota Project or to fund our ongoing working capital needs.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The current loans on Hunt’s books are in default and are subject to high interest rates.  Should Hunt successfully close any of the capital raises discussed above, approximately $4.8 million of the proceeds will be used to retire the existing debt obligations. Should Hunt successfully complete this refinancing of debt, its financial condition will be improved and the cost of capital will be reduced via a more favorable interest rate.

ITEM 4. CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission (“SEC”) rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (“CEO” and Principal Executive Officer) and Chief Financial Officer (“CFO” and Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Messrs. Sharp and Odorizzi, our CEO and CFO for the quarter ended March 31, 2012, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Sharp and Odorizzi have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of the deficiencies in our internal control over financial reporting discussed in our Form 10-K.

There were recent changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, as a result of material weaknesses identified in 2011. We have improved our cash management procedures and strengthened our management team with the addition of two executives with significant public company and operational experience.  In addition, we have strengthened our financial reporting group with the addition of regulatory reporting personnel.  We expect these changes will improve our financial reporting however we have not been able to assess the effectiveness of the changes at this point.  We are continuing to implement controls and procedures that will improve our controls over financial reporting as well as improving the timeliness in meeting our financial reporting requirements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2011, taxing authorities attached a tax lien on our biofuels assets for unpaid taxes to Harris County, LaPorte ISD and the Clear Lake Water Authority.  Hunt has been in negotiations with the taxing authority to reach a settlement.  The taxing authority has agreed to suspend action until April.  The tax liability and associated penalties and interest in the amount of $332,500 have been recorded on our books at March 31, 2012.

During 2011, Hunt suspended lease payments on its biofuels facility in Pasadena, Texas. Hunt believes it should receive substantial offsets to the remaining amount owed on the lease due to the sub-lessor’s use of the property during the time period the plant was idle and the sub-lessor’s use of utilities that were paid for by Hunt during the term of the lease. As a result the sub lessor filed an eviction notice for failure to pay the monthly rental payments.  The evection has been put on hold while Hunt negotiates a settlement with the sub-lessor and the land owner. Hunt is planning to pay all liabilities associated with the biofuels plant upon the sale of its biofuels assets. All liabilities associated with this lease ($84,000) have been recorded as of March 31, 2012.

ITEM 1A. RISK FACTORS

See risk factors included in Form 10-K filed on March 23, 2012 for risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2012, we issued 3,485,997 shares of Common Stock in exchange for 16,759 shares of Class A Preferred Stock under the terms of the Preferred Stock certificate.  All legends were removed for the issued Common Stock.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipients are knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In February 2012, we completed a private placement of approximately $3.0 million of Secured Short Term Notes (“Secured Notes”) with a group of investors. The Secured Notes have a term of six months, bear interest at a rate of 10% per annum with a premium payment of between 5% of the face amount and 10% of the face amount if paid off early.   Concurrent with the closing of the Secured Notes, Lisa and Jewel Hunt surrendered 3,000,000 shares of our Common Stock to the Company which upon receipt became treasury stock. At the same time, the Company issued to the Secured Note holders 2,820,000 shares of our Common Stock in the proportion of one (1) share of our Common Stock for each $1 of the Secured Notes.

In February 2012, we agreed to issue 8,500,000 shares of Common Stock to two members of management under the terms of their employment agreements.  These security issuances will be an unregistered security issuance.  This transaction was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for these unregistered securities will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipients are knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2012, we agreed to issue 390,000 shares of Common Stock to various consultants for services rendered.  These security issuances will be an unregistered security issuance.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for these unregistered securities will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

In March 2012, we issued warrants to acquire 2,110,000 shares of our Common Stock (2,000,000 shares at an exercise price of $0.28 per shares expiring in five years to a consultant for services rendered and 110,000 at an exercise price of $0.50 per share expiring in two years to two consultants).  These security issuances will be as unregistered security issuances.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  The certificate to be issued for these unregistered securities will contain a legend stating that the security has not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the security.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. This transaction did not involve a public offering. The recipient is knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

ITEM 5. OTHER INFORMATION

The Company is currently in disputes with former officers of the Company and with a person whom the Company had a contractual arrangement to sell sand on their behalf.  The Company believes that the disputes are not substantive and will not result in any financial or other obligation to the Company. Therefore no provision has been included in our financial statements arising out of these disputes.

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

HUNT GLOBAL RESOURCES, INC.

By:  /s/George T. Sharp
George T. Sharp,
Chief Executive Officer, Principal Executive Officer and Director

By  /s/David Odorizzi
David Odorizzi,
Chief Financial Officer and Principal Accounting Officer

Date: May 15, 2012