Form 10-Q/A
period 2012-03-31
HUNT GLOBAL RESOURCES, INC.
filed 2012-05-15
CIK 1377318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Hunt Global Resources, Inc. filed its March 31, 2012 10-Q this morning with a preliminary version of the XBRL files attached as Exhibit 101.  We have completed the final XBRL files based on the final HTML and are filing this document as an Amendment to the filing we made this morning.

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